Form 10-Q
period 1996-06-30
NETWORK IMAGING CORP
filed 1996-07-30
CIK 883946

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                               -------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-22970


                          NETWORK IMAGING CORPORATION
       -----------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               DELAWARE                            54-1590649
     -------------------------------    -----------------------------------
     (State or other jurisdiction of    (I.R.S.Employer Identification No.)
     incorporation or organization)

                500 HUNTMAR PARK DRIVE, HERNDON, VIRGINIA  20170
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (703) 478-2260
                          ---------------------------
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ / /


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the issuer's Common Stock, $.0001 par value, as of July 19, 1996 was 21,057,428.

                          NETWORK IMAGING CORPORATION

                                   FORM 10-Q


                               Table of Contents




PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

                Consolidated Balance Sheets at June 30, 1996
                (unaudited) and December 31, 1995                                   2

                Consolidated Statements of Operations (unaudited)
                for the three months ended June 30, 1996 and 1995                   3

                Consolidated Statements of Operations (unaudited)
                for the six months ended June 30, 1996 and 1995                     4

                Consolidated Statement of Changes in Stockholders' Equity           5
                (unaudited) for the six months ended June 30, 1996

                Consolidated Statements of Cash Flows (unaudited)
                for the six months ended June 30, 1996 and 1995                     6

                Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations 10

PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings                                                         16

Item 6.  Exhibits and Reports on Form 8-K                                          16

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                            June 30,            December 31,
                                                                                              1996                  1995
                                                                                         -------------          ------------
                                                                                           (Unaudited)
                                          ASSETS

Current assets:
   Cash and cash equivalents                                                             $     10,413          $      9,359
   Short-term investments - restricted                                                            551                 3,052
   Accounts and notes receivable, net                                                          12,984                16,300
   Inventories                                                                                  2,645                 3,464
   Prepaid expenses and other                                                                   3,975                 3,543
                                                                                         -------------          ------------
        Total current assets                                                                   30,568                35,718
Fixed assets, net                                                                               3,719                 3,769
Long-term notes receivable, net                                                                 1,444                 1,215
Software development costs and purchased technology, net                                        4,294                 4,630
Goodwill, net                                                                                   3,774                 4,468
Other assets                                                                                      160                   164
                                                                                         -------------          ------------
          Total assets                                                                   $     43,959          $     49,964
                                                                                         =============          ============


                            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and obligations under capital leases                         $      2,826          $      5,365
    Accounts payable                                                                            4,583                 6,201
    Accrued compensation and related expenses                                                   2,273                 2,638
    Other accrued expenses                                                                      9,106                 8,060
                                                                                         -------------          ------------
          Total current liabilities                                                            18,788                22,264
Long-term debt and obligations under capital leases                                               845                 1,264
Deferred income taxes                                                                             411                   773
                                                                                         -------------          ------------
          Total liabilities                                                                    20,044                24,301
Commitments
Redeemable Series F preferred stock                                                            15,757                15,478
Stockholders' equity:
    Preferred stock, $.0001 par value, 20,000,000 shares authorized:
        Series A 1,605,025 shares issued and outstanding
        Series E 2 and 3 shares issued and outstanding
        Series G none and 200 shares issued and outstanding
        Series H 300 and none shares issued and outstanding
        Series I 300 and none shares issued and outstanding
    Common stock, $.0001 par value, 50,000,000
        shares authorized; 21,030,428 and 18,637,226 shares
        issued and outstanding                                                                      2                     2
    Additional paid-in-capital                                                                115,083               105,065
    Accumulated deficit                                                                      (107,362)              (95,757)
    Translation adjustment                                                                        435                   875
                                                                                         -------------          ------------
          Total stockholders' equity                                                            8,158                10,185
                                                                                         -------------          ------------
          Total liabilities and stockholders' equity                                     $     43,959          $     49,964
                                                                                         =============          ============






 The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                          Three Months Ended June 30,
                                                                                        ------------------------------
                                                                                             1996              1995
                                                                                        ------------      ------------
Revenues:
  Products                                                                              $      3,394      $     14,417
  Services                                                                                     5,735             5,853
                                                                                        ------------      ------------
                                                                                               9,129            20,270
                                                                                        ------------      ------------
Costs and expenses:
  Cost of products sold                                                                        2,367             9,419
  Cost of services provided                                                                    4,001             3,392
  Product development                                                                          1,702             1,972
  Selling, general and administrative                                                          7,548            10,777
  Settlement with stockholder                                                                      0               892
  Loss on closure and sale of subsidiaries                                                         0             9,906
  Restructuring costs                                                                            (19)             (286)
                                                                                        ------------      ------------
                                                                                              15,599            36,072
                                                                                        ------------      ------------
Loss before investment and interest income and income taxes                                   (6,470)          (15,802)
  Investment and interest income (expense), net                                                   87              (167)
                                                                                        ------------      ------------
Loss before income taxes                                                                      (6,383)          (15,969)
  Income tax (benefit) provision                                                                (114)               72
                                                                                        ------------      ------------
Net loss                                                                                $     (6,269)     $    (16,041)
                                                                                        ============      ============

Series A preferred stock - cumulative preferred dividends                                       (803)             (803)
Series F preferred stock - accretion to redemption value                                         (62)             (217)
                                                                                        ------------      ------------
Net loss applicable to common shares                                                    $     (7,134)     $    (17,061)
                                                                                        ============      ============

Net loss per common share                                                               $      (0.35)     $      (1.25)
                                                                                        ============      ============

Weighted average shares outstanding                                                       20,208,855        13,628,175
                                                                                        ============      ============





   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                   ---------------------------------
                                                                                       1996                  1995
                                                                                   -----------           -----------
Revenues:
  Products                                                                         $     9,390           $    28,836
  Services                                                                              10,281                11,482
                                                                                   -----------           -----------
                                                                                        19,671                40,318
                                                                                   -----------           -----------
Costs and expenses:
  Cost of products sold                                                                  5,807                19,692
  Cost of services provided                                                              7,437                 6,673
  Product development                                                                    3,689                 4,148
  Selling, general and administrative                                                   14,057                21,024
  Exchange fee and gain on sale of asset, net                                              619                     0
  Settlement with stockholders                                                               0                 1,642
  Loss on closure and sale of subsidiaries                                                   0                 9,415
  Restructuring costs                                                                     (175)                  (91)
                                                                                   -----------           -----------
                                                                                        31,434                62,503
                                                                                   -----------           -----------
Loss before investment and interest income and income taxes                            (11,763)              (22,185)
  Investment and interest income (expense), net                                            146                  (112)
                                                                                   -----------           -----------
Loss before income taxes                                                               (11,617)              (22,297)
  Income tax benefit                                                                       (12)                 (181)
                                                                                   -----------           -----------
Net loss                                                                           $   (11,605)          $   (22,116)
                                                                                   ===========           ===========

Series A preferred stock - cumulative preferred dividends                               (1,605)               (1,605)
Series F preferred stock - accretion to redemption value                                  (279)                 (435)
                                                                                   -----------           -----------
Net loss applicable to common shares                                               $   (13,489)          $   (24,156)
                                                                                   ===========           ===========

Net loss per common share                                                          $     (0.69)          $     (1.77)
                                                                                   ===========           ===========

Weighted average shares outstanding                                                 19,560,045            13,628,175
                                                                                   ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                       NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE SIX MONTHS ENDED JUNE 30, 1996
                           (In thousands, except share amounts)
                                       (Unaudited)



                                                                      Series A                   Series E
                                                                   Preferred Stock            Preferred Stock
                                                                       Shares          Amt.       Shares          Amt.
                                                                   -------------------------  ------------------------
BALANCE DECEMBER 31, 1995                                             1,605,025      $  --         3            $  --
Issuance of common stock, net of offering costs of $376
Issuance of Series H preferred stock, net of offering costs of $30
Issuance of Series I preferred stock, net of offering costs of $26
Common stock issued upon exercise of options and warrants
Offering costs on issuance of Series G preferred stock
Conversion of Series E preferred stock                                                            (1)
Conversion of Series G preferred stock
Accretion of redeemable Series F preferred stock
Dividends on Series A preferred stock
Translation adjustment
Net loss
                                                                   -------------------------  ------------------------
BALANCE JUNE 30, 1996                                                 1,605,025      $  --         2            $  --
                                                                   =========================  ========================


                                                                      Series G                   Series H
                                                                   Preferred Stock            Preferred Stock
                                                                       Shares          Amt.       Shares          Amt.
                                                                   ------------------------   ------------------------
BALANCE DECEMBER 31, 1995                                               200          $  --
Issuance of common stock, net of offering costs of $376
Issuance of Series H preferred stock, net of offering costs of $30                                 300          $  --
Issuance of Series I preferred stock, net of offering costs of $26
Common stock issued upon exercise of options and warrants
Offering costs on issuance of Series G preferred stock
Conversion of Series E preferred stock
Conversion of Series G preferred stock                                 (200)
Accretion of redeemable Series F preferred stock
Dividends on Series A preferred stock
Translation adjustment
Net loss
                                                                   ------------------------   ------------------------
BALANCE JUNE 30, 1996                                                     0          $  --         300          $  --
                                                                   ========================   ========================


                                                                        Series I                                     Additional
                                                                     Preferred Stock            Common Stock           paid-in
                                                                         Shares          Amt.      Shares       Amt.   capital
                                                                     ------------------------   --------------------  ---------
BALANCE DECEMBER 31, 1995                                                                        18,637,226      $2    $105,065
Issuance of common stock, net of offering costs of $376                                           1,760,285               5,986
Issuance of Series H preferred stock, net of offering costs of $30                                                        2,970
Issuance of Series I preferred stock, net of offering costs of $26         300        $  --                               2,974
Common stock issued upon exercise of options and warrants                                            78,250                  93
Offering costs on issuance of Series G preferred stock                                                                     (121)
Conversion of Series E preferred stock                                                                3,121
Conversion of Series G preferred stock                                                              551,546
Accretion of redeemable Series F preferred stock                                                                           (279)
Dividends on Series A preferred stock                                                                                    (1,605)
Translation adjustment
Net loss
                                                                     ------------------------   --------------------  ---------
BALANCE JUNE 30, 1996                                                      300        $  --      21,030,428      $2    $115,083
                                                                     ========================   ====================  =========


                                                                   Accumulated  Translation
                                                                     Deficit     Adjustment   Total
                                                                   -----------  -----------  -------
BALANCE DECEMBER 31, 1995                                           ($95,757)      $875      $10,185
Issuance of common stock, net of offering costs of $376                                        5,986
Issuance of Series H preferred stock, net of offering costs of $30                             2,970
Issuance of Series I preferred stock, net of offering costs of $26                             2,974
Common stock issued upon exercise of options and warrants                                         93
Offering costs on issuance of Series G preferred stock                                          (121)
Conversion of Series E preferred stock                                                             0
Conversion of Series G preferred stock                                                             0
Accretion of redeemable Series F preferred stock                                                (279)
Dividends on Series A preferred stock                                                         (1,605)
Translation adjustment                                                             (440)        (440)
Net loss                                                             (11,605)                (11,605)
                                                                   -----------  -----------  -------
BALANCE JUNE 30, 1996                                              ($107,362)      $435       $8,158
                                                                   ===========  ===========  =======


   The accompanying notes are an integral part of these financial statements.

                       NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                -------------------------------------
                                                                                     1996                    1995
                                                                                -------------           -------------
                                                                                           (In thousands)
Cash flows from operating activities:
    Net loss                                                                    $    (11,605)           $    (22,116)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                            2,934                   2,766
              Restructuring costs                                                       (175)                    (91)
              Non-cash portion of loss on closure and sale of subsidiaries                --                   8,134
              Capitalized software write-off                                              --                      44
              Realized gain on sale of short-term investments                           (111)                   (201)
              Changes in assets and liabilities:
                        Accounts and notes receivable                                  2,673                  (1,150)
                        Inventories                                                      533                     441
                        Prepaid expenses and other                                      (730)                 (1,891)
                        Other assets                                                      (2)                    (17)
                        Accounts payable                                              (1,523)                  2,298
                        Accrued compensation and related expenses                       (290)                    432
                        Other accrued expenses                                         1,261                   4,599
                        Deferred income taxes                                            (91)                   (374)
                                                                                -------------           -------------
Net cash used in operating activities                                                 (7,126)                 (7,126)
                                                                                -------------           -------------

Cash flows from investing activities:
     Sale of short-term investments                                                      111                   9,010
     Capitalized software development and license costs                               (1,125)                   (535)
     Purchases of fixed assets                                                          (582)                   (748)
     Business divestitures and related costs                                              --                     935
     Net cash acquired in business acquisitions                                           --                      54
                                                                                -------------           -------------
Net cash (used) provided in investing activities                                      (1,596)                  8,716
                                                                                -------------           -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock upon
         exercise of options and warrants                                                 93                      --
     Proceeds from issuance of common stock, net                                       5,852                      --
     Proceeds from issuance of Series H preferred stock, net                           2,983                      --
     Proceeds from issuance of Series I preferred stock, net                           2,974                      --
     Cash dividends paid on Series A preferred stock                                  (1,605)                 (1,605)
     Principal payments on bank debt and lines of credit, net                           (213)                 (1,285)
     Proceeds from term loans                                                             --                     754
     Proceeds from sale and leaseback of fixed assets                                    196                      --
     Principal payments on capital lease obligations                                    (423)                   (448)
                                                                                -------------           -------------
Net cash provided (used) by financing activities                                       9,857                  (2,584)
                                                                                -------------           -------------

Effect of exchange rate changes on cash and cash equivalents                             (81)                     67
Net increase (decrease) in cash and cash equivalents                                   1,054                    (927)
Cash and cash equivalents at beginning of year                                         9,359                   3,989
                                                                                -------------           -------------
Cash and cash equivalents at June 30,                                           $     10,413            $      3,062
                                                                                =============           =============





   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the three and six month periods ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

Net loss per common share is computed using the weighted average number of common shares outstanding during the year. Common share equivalents, which consist of common stock purchase warrants, stock options and preferred stock, are only included in the weighted average number of common shares outstanding if dilutive.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


2.  ISSUANCE OF COMMON STOCK

In March 1996, the Company completed a private placement with one accredited investor of 934,634 shares of Common Stock, together with warrants to purchase an additional 64,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933. Proceeds from the offering were $3.2 million and offering costs were approximately $207,000. As required under the share sale agreement, the Company registered the Common Stock and Common Stock issuable upon exercise of the warrants under the Securities Act of 1933 for resale by the purchaser.

In March 1996, the Company also issued 421,040 shares of Common Stock to two investors pursuant to Regulation S under the Securities Act of 1933. Net proceeds from the offering were $1.7 million.

In June 1996, the Company issued 404,611 shares of Common Stock to 10 investors pursuant to Regulation S under the Securities Act of 1933. Net proceeds from the offering were $1.3 million.

3.  CONVERTIBLE PREFERRED STOCK OFFERINGS

In June 1996, the Company completed two offerings, one to two investors pursuant to Regulation S under the Securities Act of 1933 of 300 shares of Series H Convertible Preferred Stock and warrants to purchase 80,000 shares of Common Stock, and one to one investor pursuant to Regulation D under the Securities Act of 1933 of 300 shares of Series I Convertible Preferred Stock, both at $10,000 per share from which it received net proceeds of $5.9 million. The proceeds will be used for working capital and general corporate purposes. In connection with the sale of the Series I Convertible Preferred Stock, the Company agreed to register the Series I Preferred Stock and the Common Stock issuable upon exercise of the Series I .

The Series H Preferred Stock has a per share liquidation preference, subject to the liquidation preferences of the Series A Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock, of an amount per share equal to the sum of $10,000 plus 12% per annum simple interest thereon for the period since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock determined by dividing an amount equal to the initial purchase price of $10,000 by $3.50. Commencing on December 27, 1996, the Company may redeem the shares at the initial purchase price, if the holder does not exercise his conversion rights, and the holder may submit the shares for redemption at that price, in which case the Company may elect to pay the cash redemption price or issue a number of shares of Common stock equal to that price, with the value of the Common Stock being determined by its average closing bid price for the five trading days immediately preceding the notice of redemption (the "Average Bid Price"). The Series H Preferred Stock has a dividend rate of 8% which is payable at the time of conversion or redemption in cash or shares of Common Stock, as elected by the Company, with the value of the Common Stock being determined by the Average Bid Price.

The Series I Preferred Stock has a per share liquidation preference, subject to the liquidation preferences of the Series A Preferred Stock, the Series E Preferred Stock , the Series F Preferred Stock, and the Series H Preferred Stock, of an amount per share equal to the sum of $10,000 plus an amount equal to accrued but unpaid dividends per share since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock ("Conversion Shares") determined by dividing an amount equal to the initial purchase price of $10,000 by the lesser of $4.00 and 81% of the average closing bid for the Common Stock for the five trading days immediately preceding the conversion (the "Average Bid Price"). The Company may, commencing on June 28, 1997, require conversion if the Series I Preferred Stock and underlying Common Stock have been registered under the Securities Act for at least ten trading days. When the Average Bid Price is less than $4.00, the Company, subject to the rights of senior securities regarding redemption, may redeem shares of Series I Preferred Stock submitted for conversion at a price per share equal to the amount determined by multiplying the number of Conversion Shares by the Average Bid Price. The Series I Preferred Stock has a dividend rate of 6% which is payable at the time of conversion or redemption in cash or shares of Common Stock, as elected by the Company.

4.  CONTINGENCIES

Dorotech, which was acquired in October 1993, had previously co-guaranteed the lease payment of ATG Gigadisc SA ("ATG"), a former affiliated company, under a sale and leaseback of land and buildings ending April 2007. As part of the Dorotech acquisition, best efforts were to be made by the selling company to obtain the release of the guarantee obligations of Dorotech. The co-guarantor's guaranty is effective through April 1997. On May 31, 1996 ATG filed for bankruptcy protection with the Court of Commerce in Toulouse, France. A receiver was appointed by the Court to approve and supervise expenditures made by and behalf of ATG.

On June 27, 1996 Dorotech received notice from the lessor that ATG was in default with respect to certain of its lease payments, and that the lessor may seek to enforce the guarantee against Dorotech. At December 31, 1995, the remaining lease payments due by ATG totaled approximately $6.1 million, including interest of approximately $1.8 million. Based on consultation with its counsel, the Company does not beleve that Dorotech is responsible for such liabilities and has meritorious defenses to any action that may be brought against it based on the guarantee and, therefore, no provision for this matter has been recorded in the financial statements.

5. RESTRUCTURING CHARGES

During the six months ended June 30, 1996, the Company recorded a $175,000 decrease in estimated charges for fixed asset impairment of $118,000 and severance of $57,000, including a $19,000 decrease in severance during the second quarter 1996. In addition, $113,000 in termination benefits were paid under the 1994 restructuring plan.

At June 30, 1996, eighty-six employees had been terminated and or resigned and the remaining severance accrual balance of $95,000 related to severance costs for four engineering personnel. The remaining employees will be terminated and the plan of restructuring will be completed during the third quarter of 1996. Accrued lease exit costs relating to property vacated during the first quarter of 1996 were $59,000 at June 30, 1996. During the second quarter of 1996, the property was sublet through the lease termination date, August 1999. The accrued lease exit costs of $59,000 represents the lease payment short-fall and will be reduced monthly during the remaining lease term.


6.  SUBSEQUENT EVENTS

In July 1996, the Company entered into a letter of intent to sell the assets and liabilities of Symmetrical Technologies, Incorporated, a wholly owned subsidiary of the Company ("STI"). STI's results contributed revenues of $400,000 and $1.6 million and losses of $750,000 and $1.1 million for the three and six months ended June 30, 1996, respectively. The sale is not expected to have a material impact on the Company's operations in the third quarter 1996.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid cash for interest and income taxes of $185,000 and $88,000 and $300,000 and $35,000 for the six months ended June 30, 1996 and 1995, respectively. During the first quarter 1996, the Company repaid its $2.5 million U.S. line of credit.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-Q quarterly report are forward-looking statements which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.

     During 1995, in connection with a restructuring plan adopted in the fourth quarter of 1994, the Company divested seven operating units which were not considered essential to the 1VIEW suite, including the WildSoft division ("WildSoft"); PE Systems, Inc.("PE"); MicroSouth, Inc. ("MicroSouth"); Tekgraf, Inc. ("Tekgraf"); Hunt Valley division ("Hunt Valley"), and Network Imaging (U.K. Holdings) Limited ("NICUK"). In May 1995 the Company's German subsidiary, IBZ Digital Production AG ("IBZ"), filed an involuntary petition in bankruptcy under German law.

     The following table sets forth, for the periods indicated, certain financial data from the Company's consolidated statements of operations as a percentage of total revenue, or as a percentage of the corresponding revenue line item, and the percentage change in such items compared to corresponding prior period:

                                         Three Months             Six Months       Percentage Change        1995-1994
                                        Ending June 30,         Ending June 30,       Three Months          Six Months
                                        ---------------         ---------------       ------------          ----------
                                        1996      1995          1996      1995
                                        ----      ----          ----      ----
REVENUES:
  Products                               37%        71%          48%       72%             (76)%                (67%)
  Services                               63%        29%          52%       28%               2%                 (10%)
                                         ---        ---          ---       ---              ---                 ----
Total revenue                           100%       100%         100%      100%             (55%)                 51%

COSTS AND EXPENSES
  Cost of products sold (1)              70%        65%          62%       68%             (75%)                (71%)
  Cost of services provided (1)          70%        58%          72%       58%              18%                  11%
  Product development                    19%        10%          19%       10%             (14%)                (11%)
  Selling, general and
   administrative                        83%        53%          71%       52%             (30%)                (33%)
  Exchange Fee and
   asset sale                             0%         0%           3%        0%              nm                  nm
Settlement with
   stockholders                           0%         4%           0%        4%              nm                  nm
   Loss on closure and sale
   of subsidiaries, net                   0%        49%           0%       23%              nm                  nm
   Restructuring costs                    0%        (1%)         (1%)       0%             (93%)                 92%
                                        ----       ----         ----      ----             ----                 ----
                                        171%       178%         160%      155%             (57%)                (50%)

LOSS BEFORE INTEREST AND
INCOME TAXES                            (71%)      (78)%        (60)%     (55)%            (59%)                (47%)
Investment (expense) income, net          1%        (1%)          1%        0%            (152%)               (230%)
Income tax benefit                       (1%)        0%                     0%            (258%)                (93%)

NET LOSS                                (69%)      (79%)        (59%)     (55%)            (61%)                (48%)

nm = Not meaningful

(1) This line item is expressed as a percentage of the corresponding revenue line item and not as a percentage of total revenue.



RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                  REVENUES. Total revenues were $19.7 million and $40.3 million for the six months ended June 30, 1996 and 1995, respectively. The $20.6 million decrease in revenue was the result of decreases in product revenue of $19.4 million, or 67%, and decrease in service revenue of $1.2 million, or 10%. The decrease in product and service revenue was attributable to the Company's disposition of several subsidiaries, which reduced the revenues by $17.9 million, and a decrease of $2.8 million in comparative company revenue.

     PROFIT MARGINS. Profit margins for product sales increased 6 percentage points for the six months ended June 30, 1996 over the same period in 1995 as cost of products decreased from 68% to 62% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed products and the dispositions during 1995 of the Company's CAD/CAM resellers. Profit margins for service sales declined 14 percentage points for the six months ended June 30, 1996 as compared to 1995 as the cost of services increased from 58% to 72% of sales. The decrease in service sales margins from 42% to 28% was due to the Company increasing its customer service infrastructure and the dispositions during 1995 of the Company's CAD/CAM resellers which historically had higher service sales margins.

     PRODUCT DEVELOPMENT. The Company's expenditures on software research and development activities for the six months ended June 30, 1996 were $4.8 million, of which $1.1 million was capitalized and $3.7 million was expensed. Software research and development expenditures for the 1995 period were $4.9 million, of which $0.8 million was capitalized and $4.1 million was expensed.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $14.1 million or 71% of revenue, for the six months ended June 30, 1996 compared to $21.0 million, or 52% of revenue in 1995. The decrease of $6.9 million, or 34%, was primarily the result of the Company's dispositions of various operating subsidiaries during 1995 which accounted for a $6.5 million decrease in addition to a $400,000 decrease in SG&A expenses from the Company's continuing operations.

     EXCHANGE FEE AND GAIN ON SALE OF ASSET, NET. In connection with the exchange of the Company's Acquisition Preferred Stock for shares of Series F Convertible Preferred Stock ("Series F") during the first quarter of 1996, the Company paid the holder of the Series F a fee of $650,000 plus $80,000 of expenses. During the first quarter of 1996, the Company realized a $111,000 gain on the disposition of stock distributed to the Company by its medical insurance provider in connection with that provider's conversion from a mutual to a stock company.

     RESTRUCTURING COSTS. During the six months of 1996, the Company recorded a $175,000 decrease in estimated charges, including fixed asset impairment of $118,000 and severance of $57,000. During the first six months of 1995, a net income of $91,000 was recorded due to changes in estimate reductions for inventory offset by write down to net realizable value of fixed assets, increased lease exit costs and certain severance costs.

     INVESTMENT AND INTEREST INCOME (EXPENSE), NET. Net investment income for the six months ended June 30, 1996 was $146,000 compared to expense of $112,000 for the same period in 1995.

     INCOME TAXES. The Company's income tax benefit for the six months ended June 30, 1996 of $12,000 resulted from losses generated by the Company's French operations. The Company incurred an income tax benefit for the six months ended June 30, 1995 of $181,000 which was primarily the result of income tax credits generated by Dorotech's European operations for R&D expenditures and a decrease of net deferred liabilities as a result of net operating losses generated by IBZ's European operations.

     NET LOSS. The Company's net loss for the six months ended June 30, 1996 was $11.6 million as compared to $22.1 million for the comparable period of 1995. The net loss decrease of $10.5 million in the six months of 1996 as compared to the same period in 1995 is due primarily to the loss on sale and closure of subsidiaries of $9.4 million and $1.6 million settlement with stockholders in 1995, the $6.9 million reduction in SG&A expenses described above offset by a $7.5 million reduction in gross margin due in part to the Company's dispositions of various operating subsidiaries during 1995.

     ADVERSE RESULTS OF OPERATIONS. The adverse results of operations which the Company has experienced are expected to continue in the short term as the Company expands the sales, marketing and customer support for its 1VIEW suite of products. For the longer term, the Company is relying on its expanded sales and marketing efforts and improved product and service gross margins with respect to its internally developed products to increase overall revenue levels.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     REVENUES. Total revenues were $9.1 million and $20.3 million for the three months ended June 30, 1996 and 1995, respectively. The $11.2 million decrease in revenue was the result of decreases in product revenue of $11.0 million, or 76%, and in service revenue of $100,000, or 2%. The decrease in product and service revenue was attributable to the dispositions in 1995 of several subsidiaries which reduced the Company's revenues by $7.8 million, and a decrease of $3.4 million in comparative company revenue.

     PROFIT MARGINS. Profit margins for product sales decreased five percentage points in the second quarter of 1996 over the same period in 1995 as cost of products increased from 65% to 70% of sales. Profit margins for service sales declined 12 percentage points for the three months ended June 30, 1996 as compared to 1995 as the cost of services increased from 58% to 70% of sales. The decrease in service sales margins from 42% to 30% was due to the Company increasing its customer service infrastructure and the dispositions during 1995 of the Company's CAD/CAM resellers which historically had higher service sales margins.

     PRODUCT DEVELOPMENT. The Company's expenditures on software research and development activities in the three months ended June 30, 1996 were $2.4 million, of which $0.7 million was capitalized and $1.7 million was expensed. Software research and development expenditures for the 1995 period were $2.2 million, of which $0.2 million was capitalized and $2.0 million was expensed.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $7.5 million or 83% of revenue, for the three months ended June 30, 1996 compared to $10.8 million, or 53% of revenue in 1995. The decrease of $3.3 million, or 30%, was primarily the result of the Company's dispositions of various operating subsidiaries during 1995 which accounted for a $2.5 million decrease in addition to a $750,000 decrease in SG&A expenses from the Company's continuing operations.

     RESTRUCTURING COSTS. During the second quarter of 1996, the Company recorded a $19,000 decrease in estimated charges for severance. During the second quarter of 1995, a net income of $286,000 was recorded due to changes in estimate reductions for inventory and other severance costs.

     INVESTMENT AND INTEREST INCOME (EXPENSE), NET. Net investment income for the three months ended June 30, 1996 was $87,000 compared to expense of $167,000 for the same period in 1995.

     INCOME TAXES. The Company's income tax benefit for the three months ended June 30, 1996 of $114,000 resulted from losses generated by the Company's French operations. The Company incurred an income tax expense for the three months ended June 30, 1995 of $72,000 which was primarily the result of provisions made for Dorotech's European operations.

     NET LOSS. The Company's net loss for the three months ended June 30, 1996 was $6.3 million as compared to $16.0 million for the comparable period of 1995. The net loss decrease of $9.7 million in the second quarter of 1996 as compared to the same period in 1995 is due primarily to the $9.9 million loss on sale and closure of subsidiaries and $900,000 settlement with stockholders in 1995, and the $3.3 million reduction in SG&A expenses described above offset by a $4.7 million reduction in gross margin due in part to the Company's dispositions of various operating subsidiaries during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had $10.4 million in cash and cash equivalents, as compared to $9.4 million in cash and cash equivalents at December 31, 1995. Net working capital was $11.8 million at June 30, 1996 as compared to $13.5 million at December 31, 1995.

     During the first quarter of 1996, the Company repaid its $2.5 million U.S. line of credit which had a termination date of March 31, 1996. At December 31, 1995, $2.5 million of the $3.1 million restricted short-term investments served as collateral for this line of credit. Although the Company plans to negotiate a new line of credit with another financial institution, there can be no assurance that such efforts will be successful.

     As of June 30, 1996, the $551,000 in restricted short-term investments includes a certificate of deposit which secures a line of credit extended by a UK bank to the Company's former UK subsidiary. The pledge agreement related to the UK deposit expires in October 1996. If the former subsidiary's performance improves, all or a portion of these funds would become available to the Company upon expiration of the agreement.

     For the six months ended June 30, 1996, the $1.1 million increase in cash and cash equivalents resulted from the use of $7.1 million in cash to fund operating activities and $1.6 million to fund investing activities and $9.9 million in cash provided by financing activities.

     The Company's use of $7.1 million in operating activities arose primarily with respect to the cash loss in operations related to product development expense and SG&A expense. The $1.6 million to fund investing activities arose with respect to capitalized software development costs and the purchase of fixed assets. The $9.9 million in cash provided by financing activities arose primarily from the $5.9 million proceeds from the issuance of Common Stock and $6.0 million proceeds from the issuance of Series H and I Convertible Preferred Stock offset by the $1.6 million payment of Series A Preferred Stock dividends. See Notes 2 and 3 to the Consolidated Financial Statements.

     The adverse results of operations which the Company experienced in 1995 and the first six months of 1996 are expected to continue, in declining amounts, for the remainder of 1996. In order to offset any adverse impact on its maintaining net tangible assets of at least $4 million, which is one of the quantitative maintenance criteria for inclusion of the Company's securities on NASDAQ-NMS, the Company may consider the offerings of equity securities. There can be no assurance, however, that any financing the Company might seek will be available.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     For information concerning an investigation of the Company being conducted by the Securities and Exchange Commission and the U.S. Attorney's Office in the Southern District of New York and an internal investigation conducted by the Company as a result thereof, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 3, "Legal Proceedings".


Item 6. Exhibits

(a)      3(i).a   Certificate of Designation of Series H Convertible
                  Preferred Stock of the Company filed in Delaware on July
                  25, 1996.

         3(i).b Certificate of Increase of Certificate of Designation of Series H Convertible Preferred Stock of the Company filed in Delaware on July 27, 1996.

         3(i).c Certificate of Designation of Series I Convertible Preferred Stock of the Company filed on June 28, 1996.

         3(ii) By-Laws of the Company restated and amended as of May 17, 1996.

         4.a Convertible Preferred Stock Purchase Agreement between Network Imaging Corporation and Newsun Limited dated as of June 28, 1996.

         4.b Form of Warrant to Purchase Common Stock of Network Imaging Corporation.

         27       Financial Data Schedule


(b) Reports on Form 8-K

     (1) The Registrant filled a Report on Form 8-K July 16, 1996 relating to the engagement of Ernst and Young LLP as independent accounts for the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            NETWORK IMAGING CORPORATION
                                   (Registrant)


Date:  July 30, 1996           By
                                  ------------------------------
                                  James Leto
                                  President and Chief Executive Officer


Date:  July 30, 1996           By
                                  ------------------------------
                                  Jorge R. Forgues
                                  Vice President of  Finance and
                                  Administration, Chief Financial Officer
                                  and Treasurer