Form 10-Q/A
period 1996-06-30
NETWORK IMAGING CORP
filed 1996-08-07
CIK 883946

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                               -------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-22970


                          NETWORK IMAGING CORPORATION
                          ---------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   54-1590649
            --------                                   ----------
    (State or other jurisdiction of         (I.R.S.Employer Identification No.)
    incorporation or organization)


                500 HUNTMAR PARK DRIVE, HERNDON, VIRGINIA  20170
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (703) 478-2260
                                 --------------
                          (Issuer's telephone number)


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

                          NETWORK IMAGING CORPORATION

                                 FORM 10-Q/A


                               Table of Contents



Item 6.  Exhibits and Reports on Form 8-K                                                     2
Item 6.           Exhibits

(a)               4.a            Convertible Preferred Stock Purchase Agreement between
                                 Network Imaging Corporation and Newsun Limited dated as of June
                                 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                NETWORK IMAGING CORPORATION
                                        (Registrant)


Date:  August 6, 1996                  By
                                         --------------------------------------
                                       James Leto
                                       President and Chief Executive Officer


Date:  August 6, 1996                  By
                                         --------------------------------------
                                       Jorge R. Forgues
                                       Vice President of Finance and
                                       Administration, Chief Financial Officer
                                       and Treasurer