Form 10-Q
period 1996-09-30
NETWORK IMAGING CORP
filed 1996-11-15
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1996


   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


   Commission File Number 0-22970


                           NETWORK IMAGING CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  54-1590649
         (State or other jurisdiction of                      (I.R.S. Employer
   Identification No.)
         incorporation or organization)

                 500 Huntmar Park Drive, Herndon, Virginia  20170
                     (Address of principal executive offices)


                                  (703) 478-2260
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of outstanding shares of the issuer's Common Stock, $.0001 par value, as of November 5, 1996 was 22,474,676.






                           NETWORK IMAGING CORPORATION

                                    Form 10-Q


                                Table of Contents



   PART I      FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheets at September 30, 1996
               (unaudited) and December 31, 1995                     2

               Consolidated Statements of Operations (unaudited)
               for the three months ended September 30, 1996
                and 1995                                                   3

               Consolidated Statements of Operations (unaudited)
               for the nine months ended September 30, 1996 and
               1995                                                        4

               Consolidated Statement of Changes in Stockholders
               Equity (unaudited) for the nine months ended
               September 30, 1996                                          5

               Consolidated Statements of Cash Flows (unaudited)
               for the nine months ended September 30, 1996
                and 1995                                                   6

               Notes to Consolidated Financial Statements            7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations             11


   PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings                                     17

   Item 6.     Exhibits and Reports on Form 8-K                      17





                   NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share amounts)




                                             September 30,           December 31,
                                                  1996                   1995
                                             --------------          ------------
                                               (Unaudited)
                     ASSETS

   Current assets:
    Cash and cash equivalents          $     10,567            $     9,359
    Short-term investments -
     restricted                                   -                        3,052
    Accounts and notes receivable, net 12,189                16,300
    Inventories                                     1,461                  3,464
    Prepaid expenses and other                4,142                  3,543
                                             --------------          ------------
       Total current assets                        28,359                35,718
   Fixed assets, net                          3,126                  3,769
   Long-term notes receivable, net            2,599                  1,215
   Software development costs and
    purchased technology, net                 3,880                  4,630
   Goodwill, net                                    3,509                  4,468
   Other assets                                       153                    164
                                             --------------          ------------
         Total assets                        $     41,626            $   49,964
                                             ==============          ============

         LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
    Current debt maturities and
     obligations under capital leases   $     2,663            $     5,365
    Accounts payable                          4,306                  6,201
    Accrued compensation and related
     expenses                                 2,017                  2,638
    Other accrued expenses                    7,421                  8,060
                                             --------------          -----------
       Total current liabilities             16,407                22,264
   Long-term debt and obligations
    under capital leases                        567                  1,264
   Deferred income taxes                        266                    773
                                             --------------          -----------
       Total liabilities                     17,240                24,301





   Commitments
   Redeemable Series F
    preferred stock                          15,819                15,478
   Stockholders' equity:
    Preferred stock, $.0001 par
     value, 20,000,000 shares authorized:
      Series A 1,605,025 shares issued
       and outstanding
      Series E 2 and 3 shares issued
       and outstanding
      Series G none and 200 shares
       issued and outstanding
      Series H 270 and none shares
       issued and outstanding
      Series I 275 and none shares
       issued and outstanding
      Series J 500 and none shares
       issued and outstanding
    Common stock, $.0001 par
      value, 50,000,000
       shares authorized; 21,260,899
        and 18,637,226 shares issued
        and outstanding                            2                    2
    Additional paid-in-capital             119,253          105,065
    Accumulated deficit                   (111,111)               (95,757)
    Translation adjustment                      423                    875
                                             --------------          -----------
      Total stockholders' equity              8,567                10,185
                                             --------------          -----------
      Total liabilities and
       stockholders' equity                  $     41,626            $   49,964
                                             ==============         ============

   The accompanying notes are an integral part of these financial statements.





                   NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share amounts)
                                   (Unaudited)



                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1996                    1995
                                             -------------           ------------
   Revenues:
     Products                          $     4,107       $     11,089
     Services                                5,272              4,953
                                             -------------           ------------
                                                   9,379             16,042
                                             -------------           ------------
   Costs and expenses:
     Cost of products sold                   2,169              5,228
     Cost of services provided               3,367              2,767
     Product development                     1,410              1,448
     Selling, general and administrative     5,379              7,473
     Loss (gain) on sale of subsidiaries       921               (147)
     Restructuring costs                     -                         (946)
                                             -------------           -----------
                                                 13,246              15,823
                                             -------------           -----------
   Loss before investment and
    interest income and income taxes         (3,867)                    219
    Investment and interest income
     (expense), net                              41                     318
                                             -------------           -----------
   Loss before income taxes                        (3,826)                    537
     Income tax (benefit) provision             (77)                    157
                                             -------------           -----------
   Net loss                                  $     (3,749)           $        380
                                             =============           ===========

   Series A preferred stock -
    cumulative preferred dividends             (803)                   (803)
   Series F preferred stock -
    accretion to redemption value               (62)                  (217)
                                             -------------           ------------
   Net loss applicable to
    common shares                            $     (4,614)           $       (640)
                                             =============           ============
   Net loss per common share           $      -0.22            $      -0.05
                                             =============           ============





   Weighted average shares outstanding 21,112,811         13,779,517
                                             =============           ============

         The  accompanying  notes  are  an  integral  part  of these financial
   statements.





                   NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share amounts)
                                   (Unaudited)


                                             Nine Months Ended September 30,
                                          ----------------------------------
                                                1996                   1995
                                    -------------        ------------
   Revenues:
     Products                        $   13,497                 $   39,925
     Services                             15,552                     16,435
                                          -------------        ------------
                                                29,049                     56,360
                                          -------------        ------------
   Costs and expenses:
     Cost of products sold                 7,976                     24,921
     Cost of services provided            10,804                     9,440
     Product development                   5,099                      5,596
     Selling, general and
      administrative                      19,436                     28,496
     Exchange fee and gain on
      sale of asset, net                      619                    -
     Settlement with stockholders              -                      1,642
     Loss on closure and sale
      of subsidiaries                               921                     9,268
     Restructuring costs                    (175)              (1,037)
                                          -------------        -----------
                                                44,680                     78,326
                                          -------------        -----------
   Loss before investment and
    interest income and
    income taxes                               (15,631)              (21,966)
     Investment and interest
      income (expense), net                         188                       207
                                          -------------        -----------
   Loss before income taxes                    (15,443)            (21,759)
     Income tax benefit                       (89)               (24)
                                          -------------        ------------
   Net loss                               $   (15,354)         $  (21,735)
                                          =============       ============

   Series A preferred stock -
    cumulative preferred
    dividends                             (2,408)               (2,408)
   Series F preferred stock -
    accretion to redemption value            (341)              (652)





                                          -------------        -----------
   Net loss applicable to
    common shares                         $   (18,103)         $   (24,795)
                                          =============        ============

   Net loss per common share        $     -0.90              $     -1.81
                                          =============        ============

   Weighted average shares
    outstanding                            20,081,412                13,678,991
                                          =============        ============

         The  accompanying  notes  are  an  integral  part  of these financial
   statements.





                   NETWORK IMAGING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the nine months ended September 30, 1996
                       (In thousands, except share amounts)
                                   (Unaudited)


                                        Series A                Series E
                                   Preferred Stock           Preferred Stock
                                    Shares     Amt.           Shares  Amt.
                                   ----------------          ------------------
   BALANCE DECEMBER 31, 1995  1,605,025  $ --             3         $  --
   Issuance of common stock,
    net of offering costs
    of $376
   Issuance of Series H
    preferred stock, net
    of offering costs of $30
   Issuance of Series I
    preferred stock, net of
    offering costs of $26
   Issuance of Series J
    preferred stock, net of
    offering costs of $27
   Common stock issued upon
    exercise of options and
    warrants
   Offering costs on issuance
    of Series G preferred stock
   Conversion of Series E
    preferred stock                                       (1)
   Conversion of Series G
    preferred stock
   Conversion of Series H
    preferred stock
   Conversion of Series I
    preferred stock
   Accretion of redeemable
    Series F preferred stock
   Dividends on Series A
    preferred stock
   Translation adjustment
   Net loss
                                   ----------------          -----------------
   Balance September 30, 1996 1,605,025  $  --            2         $  --
                                   ================          =================









                                        Series G                Series H
                                   Preferred Stock           Preferred Stock
                                    Shares     Amt.           Shares   Amt.
                                   ----------------          ------------------
   BALANCE DECEMBER 31, 1995  200        $  --
   Issuance of common stock,
    net of offering costs
    of $376
   Issuance of Series H
    preferred stock, net
    of offering costs of $30                              300       $  --
   Issuance of Series I
    preferred stock, net of
    offering costs of $26
   Issuance of Series J
    preferred stock, net of
    offering costs of $27
   Common stock issued upon
    exercise of options and
    warrants
   Offering costs on issuance
    of Series G preferred stock
   Conversion of Series E
    preferred stock
   Conversion of Series G
    preferred stock          (200)
   Conversion of Series H
    preferred stock                                       (30)
   Conversion of Series I
    preferred stock
   Accretion of redeemable
    Series F preferred stock
   Dividends on Series A
    preferred stock
   Translation adjustment
   Net loss
                                   ----------------          -----------------
   Balance September 30, 1996     0     $  --             270       $  --
                                   ================          =================











                                        Series I                Series J
                                   Preferred Stock           Preferred Stock
                                    Shares     Amt.           Shares   Amt.
                                   ----------------          ------------------
   BALANCE DECEMBER 31, 1995
   Issuance of common stock,
    net of offering costs
    of $376
   Issuance of Series H
    preferred stock, net
    of offering costs of $30
   Issuance of Series I
    preferred stock, net of
    offering costs of $26     300        $  --                             Issuance of Series J
    preferred stock, net of
    offering costs of $27                                 500        $  --
   Common stock issued upon
    exercise of options and
    warrants
   Offering costs on issuance
    of Series G preferred stock
   Conversion of Series E
    preferred stock
   Conversion of Series G
    preferred stock
   Conversion of Series H
    preferred stock
   Conversion of Series I
    preferred stock           (25)
   Accretion of redeemable
    Series F preferred stock
   Dividends on Series A
    preferred stock
   Translation adjustment
   Net loss
                                   ----------------          -----------------
   Balance September 30, 1996  275      $  --             500       $  --
                                   ================          =================












                                                                Additional
                                   Common Stock                  paid-in
                                    Shares     Amt.              capital
                                   ----------------            -----------------
   BALANCE DECEMBER 31, 1995  18,637,226     $2           $105,065
   Issuance of common stock,
    net of offering costs
    of $376                         1,760,285                      5,986
   Issuance of Series H
    preferred stock, net
    of offering costs of $30                                 2,970
   Issuance of Series I
    preferred stock, net of
    offering costs of $26                                    2,974
   Issuance of Series J
    preferred stock, net of
    offering costs of $27                                    4,973
   Common stock issued upon
    exercise of options and
    warrants                          134,202                        155
   Offering costs on issuance
    of Series G preferred stock                                (121)
   Conversion of Series E
    preferred stock               3,121

   Conversion of Series G
    preferred stock             551,546
   Conversion of Series H
    preferred stock               86,785
   Conversion of Series I
    preferred stock               87,734
   Accretion of redeemable
    Series F preferred stock                                   (341)
   Dividends on Series A
    preferred stock                                          (2,408)
   Translation adjustment
   Net loss
                                   ----------------          -----------------
   Balance September 30, 1996 21,260,899  $2         $119,253
                                   ================          =================














                                         Accumulated  Translation
                                           Deficit   Adjustment  Total
                                          -----------     ------------ --------
   BALANCE DECEMBER 31, 1995        ($95,757)        $875            $10,185
   Issuance of common stock,
    net of offering costs
    of $376                                                                  5,986
   Issuance of Series H
    preferred stock, net
    of offering costs of $30                                     2,970
   Issuance of Series I
    preferred stock, net of
    offering costs of $26                                            2,974
   Issuance of Series J
    preferred stock, net of
    offering costs of $27                                        4,973
   Common stock issued upon
    exercise of options and
    warrants                                                       155
   Offering costs on issuance
    of Series G preferred stock                                  (121)
   Conversion of Series E
    preferred stock                                                   0
   Conversion of Series G
    preferred stock                                                0
   Conversion of Series H
    preferred stock                                                0
   Conversion of Series I
    preferred stock                                                0
   Accretion of redeemable
    Series F preferred stock                                     (341)
   Dividends on Series A
    preferred stock                                            (2,408)
   Translation adjustment                          (452)          (452)
   Net loss                               (15,354)                 (15,354)
                                         ----------   -----------  --------
   Balance September 30, 1996      ($111,111)        $423            $8,567
                                         ==========   ===========  ========

   The accompanying notes are an integral part of these financial statements.

                   NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  1996                    1995
                                             -------------            -----------
                                                         (In thousands)
   Cash flows from operating
    activities:
       Net loss                              $  (15,354)         $ (21,735)
       Adjustments to reconcile
        net loss to net cash
        used in operating
        activities:
          Depreciation and
            amortization                   4,465                4,113
          Restructuring costs                (175)             (1,037)
          Non-cash portion of
           loss on closure and
           sale of subsidiaries               921              8,704
          Impairment of spare
           parts inventory                   --                       276
          Capitalized software
           write-off                        --                         44
          Realized gain on sale of
           short-term investments            (111)              (201)
          Changes in assets and
           liabilities:
             Accounts and notes
              receivable                  3,147                       3,942
             Inventories                      358                    (915)
             Prepaid expenses
              and other                   (1,099)                (924)
             Other assets                    (4)                 (70)
             Accounts payable             (1,421)             (1,999)
             Accrued compensation
              and related expenses           (494)               355
             Other accrued expenses            51                   2,446
             Deferred income taxes           (235)              (155)
                                             ------------             -----------
   Net cash used in operating
    activities                            (9,951)             (7,156)
                                             ------------             -----------
   Cash flows from investing
    activities:
     Sale of short-term





      investments                                   111                    12,737
     Capitalized software
      development and license costs       (1,513)               (932)
     Purchases of fixed assets              (748)               (841)
     Business divestitures and
      related costs                         --                        935
     Net cash acquired/(provided) in
      business acquisitions/
      divestitures                           (401)                54
                                             ------------             -----------
   Net cash (used) provided in
    investing activities                 (2,551)              11,953
                                             ------------             -----------
   Cash flows from financing
     activities:
    Proceeds from issuance of
     common stock upon exercise of
     options and warrants                     155                       203
    Proceeds from issuance of
     common stock, net                           5,986                       --
    Proceeds from issuance of
     Series D preferred stock, net           --                      16,428
    Proceeds from issuance of
     Series E preferred stock, net           --                       2,325
    Offering costs from issuance of
     Series G preferred stock               (121)                  --
    Proceeds from issuance of
     Series H preferred stock, net         2,970                      --
    Proceeds from issuance of
     Series I preferred stock, net         2,974                      --
    Proceeds from issuance of
     Series J preferred stock, net         4,973                      --
    Cash dividends paid on Series
     A preferred stock                        (2,408)               (2,408)
    Principal payments on bank debt
     and lines of credit, net               (271)             (1,357)
    Proceeds from term loans                 --                       813
    Proceeds from sale and leaseback
     of fixed assets                       196                        --
    Principal payments on capital
     lease obligations                          (667)                (618)
                                             ------------             -----------
   Net cash provided by financing
    activities                         13,787                     15,386
                                             ------------             -----------
   Effect of exchange rate changes
    on cash and cash equivalents             (77)                59
   Net increase in cash and cash
    equivalents                                  1,208                   20,242
   Cash and cash equivalents at
    beginning of year                            9,359                     3,989





                                             ------------             -----------
   Cash and cash equivalents at
    September 30,                             $ 10,567                 $ 24,231
                                             ============             ===========

   The accompanying notes are an integral part of these financial statements.

                   NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996 and 1995

   1.  BASIS OF PRESENTATION

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the three and nine month periods ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

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

   2.  DIVESTITURES OF BUSINESSES

   During the third quarter of 1996, the Company sold the assets and liabilities of Symmetrical Technologies, Incorporated, a wholly owned subsidiary of the Company, to a group of current and former employees. The Company received as consideration a promissory note totaling $1.5 million, of which $500,000 was paid during November 1996. The transaction resulted in a $921,000 loss in the third quarter of 1996. The promissory note has a term of 5.25 years and bears interest at the Prime Rate.

   3.  ISSUANCE OF COMMON STOCK

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

   In March 1996, the Company also issued 421,040 shares of Common Stock to two investors pursuant to Regulation S under the Securities Act of 1933. Net proceeds from the offering were $1.7 million.





   In June 1996, the Company issued 404,611 shares of Common Stock to 10 investors pursuant to Regulation S under the Securities Act of 1933. Net proceeds from the offering were $1.3 million.

   4.  CONVERTIBLE PREFERRED STOCK OFFERINGS

   In June 1996, the Company completed two offerings, one to two investors pursuant to Regulation S under the Securities Act of 1933 of 300 shares of Series H Convertible Preferred Stock and warrants to purchase 80,000 shares of Common Stock, and one to one investor pursuant to Regulation D under the Securities Act of 1933 of 300 shares of Series I Convertible Preferred Stock, both at $10,000 per share from which it received net proceeds of $5.9 million. The proceeds will be used for working capital and general corporate purposes. In connection with the sale of the Series I Convertible Preferred Stock, the Company agreed to register the Series I Preferred Stock and the Common Stock issuable upon exercise of the Series I.

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

   The  Series  I  Preferred  Stock  has  a  per share liquidation preference, subject to the liquidation preferences of the Series A Preferred Stock, the
   Series  E  Preferred Stock , the Series F Preferred Stock, and the Series H
   Preferred Stock, of an amount per share equal to the sum of $10,000 plus an amount  equal  to  accrued but unpaid dividends per share since the date of
   issuance.    Each share is convertible at the option of the holder into the number  of  shares  of  Common  Stock  (  Conversion Shares ) determined by dividing  an  amount  equal to the initial purchase price of $10,000 by the lesser of $4.00 and 81% of the average closing bid for the Common Stock for the  five  trading  days immediately preceding the conversion (the "Average
   Bid  Price").    The  Company  may,  commencing  on  June 28, 1997, require conversion if the Series I Preferred Stock and underlying Common Stock have been  registered  under  the  Securities Act for at least ten trading days.





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

   In September 1996, the Company completed an offering with one accredited investor pursuant to Regulation D under the Securities Act of 1933 of 500 shares of Series J Convertible Preferred Stock at $10,000 per share from which it received net proceeds of $5.0 million. The proceeds will be used for working capital and general corporate purposes. In connection with the sale of the Series J Convertible Preferred Stock, the Company agreed to register the Series J Preferred Stock and the Common Stock issuable upon exercise of the Series J.

   The Series J Preferred Stock has a per share liquidation preference, subject to the liquidation preferences of the Series A Preferred Stock, the Series E Preferred Stock , the Series F Preferred Stock, the Series H Preferred Stock, and the Series I Preferred Stock of an amount per share equal to the sum of $10,000 plus an amount equal to accrued but unpaid dividends per share since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock
   ( Conversion Shares ) determined by dividing an amount equal to the initial purchase price of $10,000 by the lesser of $3.13 and 81% of the average closing bid for the Common Stock for the five trading days immediately preceding the conversion (the "Average Bid Price"). The Company may, commencing on September 30, 1997, require conversion if the Series J Preferred Stock and underlying Common Stock have been registered under the Securities Act for at least ten trading days. When the Average Bid Price is less than $3.13, the Company, subject to the rights of senior securities regarding redemption, may redeem shares of Series J Preferred Stock submitted for conversion at a price per share equal to the amount determined by multiplying the number of Conversion Shares by the Average Bid Price. The Series J Preferred Stock has a dividend rate of 6% which is payable at the time of conversion or redemption in cash or shares of Common Stock, as elected by the Company.

   5.  CONTINGENCIES

   Dorotech, which was acquired in October 1993, had previously co-guaranteed the lease payment of ATG Gigadisc SA ("ATG"), a former affiliated company, under a sale and leaseback of land and buildings ending April 2007. As part of the Dorotech acquisition, best efforts were to be made by Dorotech s stockholders to obtain the release of the guarantee obligations of Dorotech. The co-guarantor s guaranty is effective through April 1997. On May 31, 1996 ATG filed for bankruptcy protection with the Court of Commerce in Toulouse, France. A receiver was appointed by the Court to approve and supervise expenditures made by and on behalf of ATG.





   In July, 1996 Dorotech received notice from the lessor that ATG was in default with respect to certain of its lease payments, and that the lessor sought to enforce the guarantee against Dorotech. The remaining lease payments due by ATG total approximately $9.0 million including interest. Based on consultation with its counsel, the Company does not believe that Dorotech is responsible for such liabilities and has meritorious defenses to any action that may be brought against it based on the guarantee and, therefore, no provision for this matter has been recorded in the financial statements.

   6.  RESTRUCTURING CHARGES

   At September 30, 1996, eighty-eight employees had been terminated and/or resigned and the remaining severance accrual balance of $43,000 related to severance costs for engineering personnel. The remaining employees will be terminated and the plan of restructuring will be completed by December,1996. During the nine months ended September 30, 1996, $166,000 in termination benefits were paid under the 1994 restructuring plan.

   7.  SUPPLEMENTAL CASH FLOW INFORMATION

   The Company paid cash for interest and income taxes of $231,000 and $170,000 and $407,000 and $35,000 for the nine months ended September 30, 1996 and 1995, respectively. During the first quarter 1996, the Company repaid its $2.5 million U.S. line of credit.





                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Private Securities Litigation Reform Act of 1995 (the Reform Act ) provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the safe harbor provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-Q quarterly report are forward-looking statements which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company s expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.





   The following table sets forth, for the periods indicated, certain financial data from the Company's consolidated statements of operations as a percentage of total revenue, or as a percentage of the corresponding revenue line item, and the percentage change in such items compared to corresponding prior period:

                                         Three Months          Nine Months
                                          Ending Sept 30,      Ending Sept 30,
                                         1996      1995              1996        1995
   Revenues:

     Product                             44%               69%         46% 71%
     Service                             56%               31%         54% 29%

   Total revenue                         100%              100%        100%      100%

   Costs and Expenses

   Cost of products sold (1)             53%               47%         59%       62%
   Cost of services provided (1)         64%               56%         69%       57%
   Product development                   15%               9%          18%       10%
     Selling, general and
     administrative                      57%               47%         67%       51%
     Exchange Fee and
     asset sale                          0%                0%          2%        0%
     Settlement with
     stockholders                        0%                0%          0%        3%
     Loss on closure and sale
     of subsidiaries, net                10%               (1)%        3%        16%
     Restructuring costs                 0%                (6)%        (1)%      (2%
                                         141%              99%         154%      39%

   Loss before interest and
   income taxes                          (41)%             1%          (54)%     (39)%
   Investment (expense) income,
   net                                   0%                2%          1%        0%
   Income tax benefit                    (1)%              1%          0%        0%

   Net loss                              (40)%             2%          (53)%     (39)%

                            Percentage Change                1995-1994
                               Three Months                Nine Months

   Revenues:

     Products                            (63)%             (66)%





     Services                            6%                             (5)%

   Total revenue                                (42)%                  (48)%

   Costs and Expenses

     Cost of products sold (1)                  (59)%                  (68)%
     Cost of services provided (1)              22%                        14%
     Product development                        (3)%                       (9)%
     Selling, general and
     administrative                             (28)%                  (32)%
     Exchange Fee and
     asset sale                                  nm                        nm
   \  Settlement with
     stockholders                               nm                         nm
     Loss on closure and sale
     of subsidiaries, net                       nm                         (90)%
     Restructuring costs                        nm                         83)%
                                                (16)%                  (43)%

   Loss before interest and
   income taxes                                 (1866)%                    (29)%
   Investment (expense) income,
   net                                          (87)%                      (9)%
   Income tax benefit                           (149)%                     271%

   Net loss                                     (1087)%                    (29)%


   nm = Not meaningful


   (1) This line item is expressed as a percentage of the corresponding revenue line item and not as a percentage of total revenue.





   Results of Operations - Nine months ended September 30, 1996 and 1995

                Revenues. Total revenues were $29.0 million and $56.3 million for the nine months ended September 30, 1996 and 1995, respectively. The $27.3 million decrease in revenue was the result of decreases in product revenue of $26.4 million, or 66%, and decrease in service revenue of $900,000 or 5%. The decrease in product and service revenue was attributable to the Company s disposition of several subsidiaries, which reduced the revenues by $22.2 million. On a comparative basis, the Company had a decrease of $5.1 million in revenue, which was primarily attributable to a major installation project in the prior year with revenues totaling $7.0 million through September, 1995.

                Profit  Margins.  Profit margins for product sales increased 3 percentage points for the nine months ended September 30, 1996 over the same period in 1995 as cost of products decreased from 62% to 59% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company s internally developed products and the dispositions during 1995 of the Company s CAD/CAM resellers, which historically had lower profit margins. Profit margins for service sales declined 12 percentage points for the nine months ended September 30, 1996 as compared to 1995 as the cost of services increased from 57% to 69% of sales. The decrease in service sales margins from 43% to 31% was due to the Company increasing its customer service infrastructure and the dispositions during 1995 of the Company s CAD/CAM resellers which historically had higher service sales margins.

                Product development. The Company's expenditures on software research and development activities for the nine months ended September 30, 1996 were $6.6 million, of which $1.5 million was capitalized and $5.1 million was expensed. Software research and development expenditures for the 1995 period were $6.8 million, of which $1.2 million was capitalized and $5.6 million was expensed. Software capitalization has increased for the nine months ended September 30, 1996 over the same period in 1995, reflecting the Company s development effort of its next generation computer output to laser disc ( COLD ) and Workflow products.

                Selling, general and administrative expenses. SG&A expenses were $19.4 million or 67% of revenue, for the nine months ended September 30, 1996 compared to $28.5 million, or 51% of revenue in 1995. The decrease of $9.1 million, or 32%, was the result of the Company's dispositions of various operating subsidiaries during 1995 which accounted for a $8.1 million decrease in addition to a $1.0 million decrease in SG&A expenses from the Company s continuing 1View, COLD, and French operations.

                Exchange  fee  and  gain on sale of asset, net.  In connection with  the  exchange of the Company s Acquisition Preferred Stock for shares of  Series  F  Convertible  Preferred  Stock  ( Series F ) during the first quarter  of  1996,  the  Company  paid  the holder of the Series F a fee of
   $650,000  plus  $80,000 of expenses.  During the first quarter of 1996, the
   Company realized a $111,000 gain on the disposition of stock distributed to





   the Company by its medical insurance provider in connection with that provider s conversion from a mutual to a stock company.

                            Loss  on  closure  and  sale of subsidiaries, net.
   The sale of the Company s Symmetrical Technologies, Inc. subsidiary during the third quarter resulted in a loss of $921,000.

                Restructuring costs. During the first nine months of 1996, the Company recorded a $175,000 decrease in estimated charges, including fixed asset impairment of $118,000 and severance of $57,000. During the first nine months of 1995, a net income of $1,037,000 was recorded due to changes in estimate reductions for inventory offset by write down to net realizable value of fixed assets, increased lease exit costs and certain severance costs.

                Income taxes. The Company s income tax benefit for the nine months ended September 30, 1996 of $89,000 resulted from losses generated by the Company s French operations. The Company incurred an income tax benefit for the nine months ended September 30, 1995 of $24,000 which was primarily the result of income tax credits generated by Dorotech's European operations for R&D expenditures and a decrease of net deferred liabilities as a result of net operating losses generated by IBZ s European operations.

                Net loss. The Company's net loss for the nine months ended September 30, 1996 was $15.4 million as compared to $21.7 million for the comparable period of 1995. The net loss decrease of $6.3 million in the nine months of 1996 as compared to the same period in 1995 is due primarily to: the loss on sale and closure of subsidiaries of $9.3 million and $1.6 million settlement with stockholders in 1995; the $9.4 million reduction in SG&A expenses described above offset by a $11.7 million reduction in gross margin due in part to the Company's dispositions of various operating subsidiaries during 1995 and 1996; the loss on sale of subsidiary of $921,000 in 1996 and the change in estimate of $1.0 million in restructuring costs in 1995.

                Adverse results of operations. The adverse results of operations which the Company has experienced are expected to continue in declining amounts in the short term as the Company expands the sales, marketing and customer support for its 1View suite of products. For the longer term, the Company is relying on its expanded sales and marketing efforts with respect to its internally developed products to increase overall revenue levels.


   Results of Operations - Three months ended September 30, 1996 and 1995

                Revenues.   Total revenues were $9.4 million and $16.0 million
   for  the three months ended September 30, 1996 and 1995, respectively.  The
   $6.6  million  decrease  in  revenue was the result of decreases in product revenue  of $7.0 million, or 63%, offset by an increase in  service revenue of  $319,000,  or  6%.  The net decrease in product and service revenue was





   attributable to the dispositions in 1995 and 1996 of several subsidiaries which reduced the Company s revenues by $3.5 million. On a comparative basis, the Company experienced a decrease of $3.1 million in revenue, which was primarily attributable to a major installation project in the prior year with revenues totaling $5.0 million in the third quarter of 1995.

                Profit  Margins.    Profit margins for product sales decreased
   six percentage points in the third quarter of 1996 over the same period in 1995 as cost of products increased from 47% to 53% of sales. The decrease in product sales margins from 53% to 47% was attributable to the major installation project described above in Revenues. Profit margins for service sales declined eight percentage points for the three months ended September 30, 1996 as compared to 1995 as the cost of services increased from 56% to 64% of sales. The decrease in service sales margins from 44% t o 3 6% was due to the Company increasing its customer service infrastructure and the dispositions during 1995 of the Company s CAD/CAM resellers which historically had higher service sales margins.

                Product development. The Company's expenditures on software research and development activities in the three months ended September 30, 1996 were $1.8 million, of which $0.4 million was capitalized and $1.4 million was expensed. Software research and development expenditures for the 1995 period were $1.9 million, of which $0.4 million was capitalized and $1.5 million was expensed.

                Selling, general and administrative expenses. SG&A expenses were $5.4 million or 57% of revenue, for the three months ended September 30, 1996 compared to $7.5 million, or 47% of revenue in 1995. The decrease of $2.1 million, or 28%, was primarily the result of the Company's dispositions of various operating subsidiaries during 1995 which accounted for a $1.2 million decrease in addition to a $880,000 decrease in SG&A expenses from the Company s continuing operations.

                Loss on closure and sale of subsidiaries, net. The sale of the Company s Symmetrical Technologies, Inc. subsidiary during the third quarter resulted in a loss of $921,000.

                Income taxes. The Company s income tax benefit for the three months ended September 30, 1996 of $77,000 resulted from losses generated by the Company s French operations. The Company incurred an income tax expense for the three months ended September 30, 1995 of $157,000 which was primarily the result of provisions made for Dorotech's European operations.

                Net (loss) income. The Company's net loss for the three months ended September 30, 1996 was $3.7 million as compared to net income of $380,000 for the comparable period of 1995. The net loss increase of $3.2 million in the third quarter of 1996 as compared to the same period in 1995 is due primarily to the $4.2 million reduction in gross margins and $921,000 loss on sale of subsidiary, offset by the change in estimate in restructuring costs of $946,000 in 1995, and the $2.1 million reduction in SG&A expenses described above.







   Liquidity and Capital Resources

   As of September 30, 1996, the Company had $10.6 million in cash and cash equivalents, as compared to $9.4 million in cash and cash equivalents and $3.1 million in short term investments at December 31, 1995. Net working capital was $12.7 million at September 30, 1996 as compared to $13.5 million at December 31, 1995.

   During the first quarter of 1996, the Company repaid its $2.5 million U.S. line of credit which had a termination date of March 31, 1996. At December 3 1 , 1995, $2.5 million of the $3.1 million restricted short-term investments served as collateral for this line of credit. Although the Company plans to negotiate a new line of credit with another financial institution, there can be no assurance that such efforts will be successful.

   During the third quarter of 1996, the remaining $551,000 in restricted short-term investments, which represented a certificate of deposit securing a line of credit extended by a UK bank to the Company's former UK subsidiary, was called by the UK Bank.

   For the nine months ended September 30, 1996, the $1.2 million increase in cash and cash equivalents resulted from the use of $10.0 million in cash to fund operating activities and $2.6 million to fund investing activities and $13.8 million in cash provided by financing activities.

   The Company s use of $10.0 million in operating activities arose primarily with respect to the cash loss in operations related to product development expense and SG&A expense. The $2.6 million to fund investing activities arose with respect to capitalized software development costs and the purchase of fixed assets. The $13.8 million in cash provided by financing activities arose primarily from the $5.9 million proceeds from the issuance of Common Stock and $10.9 million proceeds from the issuance of Series H, I and J Convertible Preferred Stock offset by the $2.4 million payment of Series A Preferred Stock dividends. See Notes 3 and 4 to the Consolidated Financial Statements.

   In order to offset any adverse impact on its maintaining net tangible assets of at least $4 million, which is one of the quantitative maintenance criteria for inclusion of the Company's securities on NASDAQ-NMS, the Company may consider future offerings of equity securities. There can be no assurance, however, that any financing the Company might seek will be available.

   PART II.     OTHER INFORMATION

   Item 1.      Legal Proceedings

                              None

   Item 6.      Exhibits

                3(i).a Certificate of Designation of Series J Convertible Preferred Stock of the Company filed in Delaware on September 30, 1996.

                4.a Convertible Preferred Stock Purchase Agreement between Network Imaging Corporation and Southbrook International Investments,
                            Ltd. as of September 30, 1996.

                10.a P u rchase and Sale of Assets of Symmetrical Technologies, Inc. as of September 30, 1996.

                27          Financial Data Schedule

   (b)          Reports on Form 8-K

                The Company s current report as filed on July 17, 1996

                The Company s current report as filed on August 2, 1996





                                    SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    NETWORK IMAGING CORPORATION
                                         (Registrant)


   Date:  November 14, 1996           By  /s/ James Leto
                                         James Leto
                                         President and Chief Executive
   Officer


   Date:  November 14, 1996           By /s/ Jorge R. Forgues
                                         Jorge R. Forgues
                                         Vice President of Finance and
                                         Administration, Chief Financial
   Officer
                                         and Treasurer