Form 10-K
period 1996-12-31
NETWORK IMAGING CORP
filed 1997-03-18
CIK 883946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-22970


                           NETWORK IMAGING CORPORATION
             (Exact name of registrant as specified in its Charter)

           DELAWARE                                    54-1590649
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

              500 HUNTMAR PARK DRIVE, HERNDON, VIRGINIA 20170-5100
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code     (703) 478-2260

Securities Registered pursuant to Section 12(b) of the Act:

     None

Securities Registered pursuant to Section 12(g) of the Act:

     Common Stock, $.0001 par value per share

     Redeemable Common Stock Purchase Stock Warrants expiring May 7, 1997

     Series A Convertible Preferred Stock, $.0001 par value per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$79,704,066 as of March 7, 1997 (Price of Common Stock = $3 1/16).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 24,799,439 shares of Common Stock were outstanding as of March 7, 1997.

FORWARD LOOKING STATEMENTS



     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers of this document should pay particular attention to the risk factors described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K filed by the Company.



                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


     Network Imaging Corporation ("Network Imaging" or the "Company") provides software products supporting storage, management and distribution. These products provide businesses and government organizations with an automated method of electronically storing, managing and distributing large volumes of structured data (text) and unstructured data (diagrams, documents, photos, voice and full-motion video).

     The Company is a recognized worldwide leader in content and storage management for all unstructured information. Its flagship product, the 1View(TM), suite, manages the storage, access and distribution of any multimedia (or unstructured) data, such as diagrams, documents, photographs, voice, and full-motion video. 1View is a unique solution for use in distributed, high transaction, high volume mission critical applications across legacy, client/server and Internet/intranet based environments. The Company is also a software developer for mainframe and PC based Computer Output to Laser Disk
("COLD") systems and a developer and marketer of storage management software systems. 1View(TM), InfoAccess(TM), Treev+(TM) and the Company logo are trademarks of Network Imaging Corporation. All other product and brand names are trademarks or registered trademarks of their respective companies.

     United States operations were conducted in Herndon, Virginia (primarily the development, marketing and sales activities of the 1View suite and mainframe COLD products), Minneapolis, Minnesota and Denver, Colorado (PC COLD products).

European operations were conducted primarily in Paris, France (hierarchical storage management ("HSM") software and related storage products and engineering services).

     Traditional manual filing, retrieval, and distribution methods are labor intensive, slow, require bulky file storage, allow only one person to use a file at a time and often result in misfiled, damaged or lost items. Large commercial and government organizations must continually process large volumes of documents stored in hard copy paper files where there is a need for more efficient movement of information throughout the enterprise. The information may take the form of documents, database records, graphics, video clips, audio, computer aided design ("CAD") and engineering drawings, and other such "information objects" which are distributed throughout a multi-site enterprise. To address this need for information storage, retrieval, and distribution management, the Company has developed its principal products: the 1View software application suite, a family of COLD products, and the Doro-family of products for HSM applications.

     The Company uses advances in object management software to capture and store "information objects" with more advanced indexing and retrieval features than those available for paper documents or "structured data". The Company's information access, object management, and storage management systems have been designed to support "open systems standards" which permit hardware and software from different vendors to operate together on a network.

1View

     The Company's 1View suite is designed to answer the information access needs of large organizations. 1View's object enabling suite of software tools contains flexible and layered application program interfaces ("APIs") which allow developers to select the appropriate level of API to suit customer solution requirements, provide a bridge to "legacy" systems previously used, and allow for easy customization of software systems in comparison to standard file structures. 1View is an independent platform and can work on top of any data base in the marketplace.

        The 1View suite consists of the following:

     1View: Object Manager is an API toolkit that provides a unique solution for storing, managing, and distributing any type of multimedia document object in high transaction, high volume, client/server and Internet/intranet environments. It can manage information that originates from a large variety of sources, including scanned documents, computer output, word processor or spreadfile sheets, audio/voice or full motion clips, and photographic images. 1View: Object Manager helps companies seamlessly and efficiently multimedia-enable existing or new database applications while preserving their investments in legacy information systems, hardware equipment and personnel training.

     1View: EDM (Engineering Document Management) is a software product with an application that solves the document management problems unique to engineering organizations. Target customers include manufacturing, utilities, transportation and other engineering-based corporations. It supports a variety of document types including oversized engineering and architectural drawings, project plans, specifications and blueprints-indexing the documents according to end-user criteria.

     1View:Workflow is a software product with an easy-to-implement suite of software tools designed to automate complex business processes in client/server and Web environments. It is a rules-based workflow management system designed to allow successful integration and automation of work process management applications into mainstream business practices associated with any business application. 1View:Workflow provides the ability to graphically represent and control business processes by linking together a variety of people and software elements to automate the flow of documents (objects) throughout an enterprise.

     1View: WebMOM (Web Multimedia Object Manager) is a software product that allows companies to build customer Internet/intranet applications easily and cost-effectively using the 1View:Object Manager as a back-end storage repository. It delivers high performance access from Web browsers due to its caching capabilities, while protecting confidentiality of data by linking to Web security mechanisms. Upon requests from Web users, it locates the object, retrieves it, adds a MIME header to it, and finally transfers it back through the Web server to the Web browser. 1View:WebMOM supports all major Web browsers and servers, such as Netscape Navigator, Netscape Web Server, MS Internet Explorer, and MS Internet Information Server.

     1View:COLD/ES is a report storage and retrieval system that offers high volume, high speed mission critical print data handling. It lets the user maximize the power and extensive resources of the mainframe computer by off-loading report management operations to a cost-effective dedicated server and its associated high efficiency data storage subsystem.

     1View:Unity is a software product that provides a storage and retrieval system for scanned images and other documents. It provides a simple and consistent way to find and view information regardless of its storage location or internal format. In most cases, documents are added to this system using a batch scanning process. 1View:Unity is an end-user application that runs with 1View:Object Manager. 1View:Object Manager handles the physical management of documents as they are being scanned into the system and after they have been stored on storage media while 1View:Unity allows the end-user to organize documents electronically in a structure that is meaningful to the end-user and retrieves information rapidly.

Other Products

     A significant portion of the company's product emphasis is on packaged software solutions. Computer output to laser disk ("COLD") software is an important component of several of these products. COLD technology is widely accepted as a way to permanently archive and provide for the retrieval of permanent business reports produced by computers (computer output). COLD typically replaces printed paper reports and Computer Output Microfiche (COM or "microfiche") with high capacity optical disks. Once written permanently to this unalterable media, COLD provides for on-line viewing of information such as banking and brokerage statements, utility bills, payroll reports and corporate financial journals and reports. COLD technology provides a more economical way to store the information as well as a faster method to retrieve reports. Optical disk is much less expensive storage medium than microfiche or paper. By putting reports back on-line utilizing an organization's standard terminals, workstations, and networks, productivity is increased versus the manual handling of physical paper and microfiche. Network Imaging Corporation is one of the largest commercial providers of COLD technology in the world.

     The TREEV Division of the Company's U.S. operations has developed and markets PC-based COLD systems used in over 2,000 community banks. TREEV also markets imaging products to the community bank marketplace including the UNITY product repackaged as TREEV Voyager II. TREEV Division provides "turn-key" hardware and software solutions, maintenance services for its client systems, consulting, training, and high quality optical supplies.

     The Company's French subsidiary, Dorotech France, S.A., ("Dorotech") headquartered in Paris, develops and markets a family of software products designed for managing large volumes of information and provides professional engineering services. Dorotech's software products include DoroStore, DoroFile, Doro-JB, Dorokey, and Dorodoc (the "DoroStore suite"). The DoroStore suite implements advanced data and storage management solutions for enterprises with complex networks and large numbers of servers and workstations. The capabilities of the DoroStore suite include: 1) centralized administration capability to implement uniform data and storage policies throughout a distributed network, 2) advanced backup and restore processes to protect and secure data from disasters, and provide users with a direct link to retrieving their individual files, 3) On-Line Database Backup/Restore (ODBR) to manage the backup and recovery of databases, 4) advanced archiving methods that allow retrieval of files using keywords, phrases, and date ranges, thereby reducing costly processes involving users and administrators searching for specific files, 5) hierarchical storage management for transparently and automatically storing data onto lower cost storage subsystems, providing virtually limitless network capacity, and 6) full security protection for all operations. The DoroStore suite provides a single utility for administering heterogeneous environments in terms of storage space and data protection across networks on any scale, up to and including the very largest networks.

Product Development

     The Company's plan to consolidate the various 1View product development groups into a common product development organization was completed in 1996. The unified team now operates under a single senior manager and is located at the company's headquarters in Herndon, VA. This consolidation has resulted in increased synergy and will allow the organization to operate under a common shared strategy which includes both the 1View product suite's technical vision and software development methodology. During 1997, the product development group will be focused on completing product release plans that are responsive to the market and support the company's short term revenue goals.

     The strategic direction for the products is to provide a cohesive suite of 1View products that will deliver innovative, intelligent, multimedia content management solutions enabling our customers and business partners to leverage existing applications and exploit emerging business opportunities across the Internet/intranet. This vision will be accomplished by leveraging the existing 1View suite of products and adapting them to the web environment as well as to database vendor products such as Sybase's OmniConnect. The company was an early adopter of the Microsoft's ActiveX technology and will continue to migrate the existing toolkits and API into components that can be used to rapidly build new enterprise wide applications and easily integrated into existing customer applications.

     The company views the product development organization as one of its key assets and will continue to invest in building the group's infrastructure, refining the group's software development methodology, and implementing the 1View, COLD and storage management products strategy.

Assembly; Sources of Supply

     The Company assembles its products at its facilities in Herndon, Virginia, Denver, Colorado, and Paris, France. The Company relies exclusively on outside suppliers for the hardware components of its products such as scanners, printers, computers and optical disk drives and jukeboxes. Most parts and components are currently available from multiple sources at competitive prices. To date, the Company has not experienced significant delays in obtaining parts and components, and although there can be no assurance, the Company does not expect to experience such delays in the future.

Patents, Trademarks and Copyrights

     The Company has numerous trademarks and copyrights that are registered in the United States and various foreign countries. Additionally, the Company is pursuing patents on certain key technologies. In general, however, management believes that the competitive position of the Company depends primarily on the skill, knowledge and experience of Network Imaging's personnel and their ability to develop, market and support software products, and that its business is not materially dependent on copyright protection, trademarks or patents. The Company believes that all of its products are of a proprietary nature and its licensing agreements generally prohibit program disclosure. It is possible, however, for product users or competitors to copy portions of the Company's products without its consent.

     Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company, but the Company believes that the loss of any one of these license would not materially affect the Company's results of operations or financial position.

     The TREEV and 1View families of product names used herein are registered or unregistered trademarks owned by the Company.

Warranty and Service

     Warranties for hardware sold by the Company are generally provided by the manufacturer. The Company provides warranties and service contracts usually covering one year for its software products. The Company recognizes revenue under service contracts ratably over the contract period.

Competition

     The Company's 1View(TM) product line is the broadest, most innovative solution available for enterprise scaleable content and storage management in the industry today. When companies have a clear need for storing, managing and distributing multimedia objects such as large drawings, photographs, documents, video clips, and audio clips that must: a) scale to many terabytes, b) serve thousands of users and c) work with existing and new applications, application databases or universal database platforms in distributed heterogeneous environments, there is no direct competition from other companies. When some, but not all, of these conditions are met, there is competition from companies such as FileNet Corporation, Wang, Recognition International, Eastman Kodak and other vendors in the traditional imaging and document management markets. For smaller scale systems in centralized environments with low performance requirements, the competitive issue becomes price or company size and stability.

     With increasing recognition by companies such as Sybase, Informix, Sun Microsystems, and Microsoft of the unique capability of the Network Imaging product suite, many of those issues have become less important from a competitive perspective.

     There is, however, the potential for competition from the database, application and storage vendors who in some cases are Network Imaging partners.

     The new Universal Server initiatives from Oracle, Informix and IBM all suggest support to store and manage the same multimedia content in markets that Network Imaging serves.

     Scaleability of content storage requirements, complexity of the environment, i.e., distributed content base, multiplatform, multiple application content access, and cost management of the storage resources (hierarchical storage environments) are real and significant issues in this industry. None of the database vendors completely solve these issues and most of them have recognized that and are working with Network Imaging on large scale system proposals. Importantly, Sybase has entered into a reseller agreement to remarket the 1View(TM) solution as part of their adaptive server initiative. The Network Imaging partner marketing program is targeted to address these competitive issues and make partners of the apparent competitors.

     In the future, the systems management companies such as Computer Associates and Tivoli are expected to recognize the need for comprehensive content and storage management for multimedia as a part of their overall systems management architecture. Their option to cooperate or compete will depend on how rapidly they want to enter this market. In a market segment (Internet/intranet) poised for explosive growth, Network Imaging Corporation has significant time to market advantage with their software technology.

     The Company's goal is to be recognized as the standard in storing, managing and distributing multimedia (unstructured) data.

Marketing and Sales

     The Company sells its products directly, through its own sales force and indirectly, through value added resellers, system integrators, OEMs, and distributors. The Company maintains sales offices in locations in or near New York, Boston, Washington D.C., Atlanta, Charlotte, Denver, Detroit, Minneapolis, Los Angeles, San Francisco, St. Louis, Dallas, Seattle and in Europe, near Paris, France.

     The Company has active programs to develop marketing partnerships with vendors of complementary product technologies such as companies who market and manufacture database, application development, systems management, and communication and connectivity middleware.

     The Company also focuses on vertical market segments which have proven requirements for the Company's product line. These market segments include Telecommunications and Utilities, Finance Banking and Insurance, Healthcare, Manufacturing, and the Public Sector. The Company has developed vertical business development programs in these segments to identify sales opportunities, create product awareness, and develop contacts for the Company's indirect sales channels.

     The Company has established international marketing strategies to develop international channels of distribution and support the international efforts with Network Imaging's partners.

     The Company has an active marketing program which includes direct representation at trade shows, seminars and user group meetings. The partnership programs now include representation with its marketing business partners in their direct marketing programs on a national and international basis.

     The Company advertises in numerous major industries, vertical market and news publications and participates in direct mail campaigns with its partners. The Company markets diverse products to multiple industries. It is not dependent on any one customer or business partner for a major percentage of its business.

Business Dispositions

     During 1994, the Company committed itself to a plan of restructuring which was designed to improve operating results by concentrating the Company's resources on the marketing and continued development of its 1View suite and COLD software products. In connection with its restructuring plan, the Company, during 1995 and 1996, disposed of a number of operating units (the "Divestitures") which were not considered complimentary to the Company's business.

     As a result of the Divestitures, the Company recorded losses of $921,000 and $9.3 million in 1996 and 1995, respectively. The aggregate consideration received by the Company from the Divestitures was $1.6 million in cash and $4.2 million in notes receivable, of which $320,000 was reserved as uncollectible at December 31, 1996.

     The Company sold the assets and liabilities of its Symmetrical Technologies, Inc. ("STI") subsidiary in September 1996. During 1995, the Company disposed of the following operations: Hunt Valley Division (formerly NSI, Inc.), Network Imaging (UK Holdings) Limited, Microsouth, Inc., Tekgraf, Inc., P E Systems, Inc., WildSoft Division, and IBZ Digital Production AG.

Employees

     The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future.

     None of the Company's employees are represented by a labor union. The Company has experienced no work stoppage and believes that its employee relations are good.

     At March 3, 1997, the Company employed 315 people.

Directors and Executive Officers of the Company


The directors and executive officers of the Company are as follows:

NAME                  AGE     OFFICE


Robert P. Bernardi....  43    Chairman of the Board and Secretary
James. J. Leto........  52    Director, President and Chief Executive Officer
John F. Burton........  45    Director, Independent Consultant
Alan C. Peyser.         62    Director, Independent Consultant
Robert Ripp...........  54    Director, Corporate Vice President
                                and Chief Financial Officer, AMP, Inc.
Jorge R. Forgues......  41    Senior Vice President of Finance
                                and Administration and Chief Financial Officer
John M. Flowers, Jr...  46    Senior Vice President of Engineering
Brian H. Hajost.......  40    Senior Vice President of Integrated Products
Mark T. Wasilko.......  43    Senior Vice President of Marketing

     Robert P. Bernardi was a co-founder of the Company and has been a Director of the Company (and its predecessor) since its inception and Chairman of the Board of Directors since September 1995. Mr. Bernardi served as President of the Company from inception to February 1995 and as Chief Executive Officer from inception to May 1996. From 1988 to 1990, Mr. Bernardi was an independent consultant in the document imaging and telecommunications fields. From March 1984 to December 1987, Mr. Bernardi was Chairman and Chief Executive Officer of Spectrum Digital Corporation, a publicly held telecommunications equipment manufacturing company, with overall management responsibilities including marketing, sales, engineering and finance. Prior to 1984, Mr. Bernardi held various executive management positions with MCI Communications Corporation, Mobil Corporation, Booz, Allen & Hamilton and the MITRE Corporation. Mr. Bernardi was a co-founder, and, from 1984 to 1987, was a Director of PictureTel Corporation, a manufacturer of full-motion videoconferencing systems, and of TranSwitch Corporation, a designer of high-speed telecommunications chips.

     James J. Leto has been the President, Chief Executive Officer and a Director of the Company since May 1996. Prior to joining the Company, he served as the Chairman and Chief Executive Officer of PRC, Inc., an information technology company, from January 1993 to February 1996, and prior to that time in various capacities as an executive officer of that company. From January 1989 until February 1992, Mr. Leto served as the Vice President and General Manger of AT&T Federal Systems Computer Division, a division of AT&T charged with developing a major system integration and computer presence in the federal marketplace. Mr. Leto first joined AT&T in November 1977. Mr. Leto is a director of Government Technology Systems, Inc.

     John F. Burton was appointed to the Board of Directors in September 1995. Mr. Burton was President and Chief Executive Officer of Nat Systems, Inc., a provider of applications development software from August 1995 to September 1996. From January 1995 to August 1995, Mr. Burton was an independent consultant in the applications software field. From March 1992 to January 1995, Mr. Burton served as Chief Executive Officer, and from 1989 to January 1995 as President, Chief Operating Officer and a Director, of Legent Corporation, an independent software vendor. Mr. Burton was co-founder, and from 1984 to 1989 Chief
Operating Officer and a Director, of Business Software Technology Inc., a provider of applications management software, which was acquired by Legent in 1989. Prior to 1984, Mr. Burton was Vice President, sales and marketing of Higher Order Software and held senior sales and marketing positions with Cullinet Software. Mr. Burton is also a Director of Banyan Systems, Inc., MapInfo Corporation and Netrix Corporation. Mr. Burton was a founding member of the Northern Virginia High Tech Council.

     C. Alan Peyser became a Director of the Company in May 1996. Mr. Peyser was appointed President and Chief Executive Officer of Cable & Wireless, Inc., in October 1996. From September 1995 to October 1996, Mr. Peyser served as a consultant to Cable & Wireless, Inc. He is also currently President of Country Long Distance Corporation and a member of the Board of Directors of Tridex Corporation and TCI International, Inc. Mr. Peyser previously served as the Chief Executive Officer and President of Cable & Wireless Inc. from 1980 through September 1995.

     Robert  Ripp has served as a  Director  since  October  1994.  Mr.  Ripp is
Corporate Vice President and Chief Financial Officer of AMP, Inc., an electronics manufacturer. Prior to joining AMP in 1994, Mr. Ripp was Vice President and Treasurer of International Business Machines Corporation, where he served in various capacities as a finance executive from 1964 to 1994. He is a member of the board of directors of ACE, Limited.

     Jorge R. Forgues became Chief Financial Officer, Vice President of Finance and Administration and Treasurer of the Company in April 1996. In January 1997, Mr. Forgues was promoted to Senior Vice President. From October 1993 through April 1996 he served as the Vice President of Finance & Administration and Chief Financial Officer of Globalink, Inc., a computer software developer that offers foreign language translation software. From July 1992 to September 1993, Mr. Forgues served as Director of Accounting at Spirit Cruises, Inc., and from June 1987 to June 1992 he served as the Vice President of Finance of Best Programs, Inc., a computer software developer. Mr. Forgues is a director of On-Site Sourcing Incorporated.

     John M. Flowers, Jr. was appointed Senior Vice President of Engineering Services in April 1996. From 1989 to April 1996, he was with PRC, serving in various capacities, including Manager of the Center for Imaging Technology, Chief Architect for

Systems Integration Division, Corporate Director of the Imaging Core Competency Program, and Vice President and Chief Scientist for the Information Systems Division.

     Brian H. Hajost joined the Company in March 1996 and was appointed Senior Vice President of Integrated Products in April 1996. From 1985 to 1995, Mr. Hajost was with Servantis Systems, Inc. (formerly Stockholder Systems, Inc.)
where he served in various capacities including Securities Products Group Regional Manager, Securities Products Group Regional Director Banking Sales, Securities Products Group Vice President Sales Manager, Imaging Technologies Group Vice President Sales and Marketing, and Imaging Technologies Group Senior Vice President Business Unit Manager.

     Mark T. Wasilko joined the Company in September 1995 and became Senior Vice President of Marketing for the Company in October 1995. From January 1994 to August 1995, Mr. Wasilko was Vice President of Corporate Marketing for Legent Corporation. Prior thereto, Mr. Wasilko was Senior Vice President for Corporate Marketing at Computer Associates International, Inc., an independent software vendor, where he had held a variety of sales and marketing positions since 1982.


ITEM 2. PROPERTIES

     As of March 31, 1997, the Company was leasing 25,600 square feet for administrative, marketing and product development and support facilities at its headquarters in Herndon, Virginia, pursuant to a lease which expires in the year 2000. The Company also leases an aggregate of approximately 55,000 square feet of similar facilities at other offices near Atlanta, Georgia; Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Denver, Colorado; Los Angeles, California; Detroit, Michigan; Minneapolis, Minnesota; New York, New York; San Francisco, California; Seattle, Washington; St. Louis, Missouri; Paris, France. The Company's current rent expense under real property leases on an annual basis is approximately $1.6 million. The Company owns no real property and has no plans to purchase any real property for either commercial or investment purposes in the foreseeable future. The Company believes that its facilities are adequate for its purposes.



ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings, other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on November 21, 1996 at which the Stockholders elected five directors, ratified the selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ended December 31, 1996, and approved an amendment to the 1994 Key Employee Incentive Stock Option Plan that increased the total number of shares for which options may be granted under the plan from 5,000,000 to 6,000,000.

     The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:


Nominee                             For                       Authority Withheld
-------                             ---                       ------------------
Robert P. Bernardi              16,488,226                          909,167
John F. Burton                  16,889,226                          508,167
James J. Leto                   16,889,226                          508,167
C. Alan Peyser                  16,889,226                          508,167
Robert Ripp                     16,889,226                          508,167

     In connection with the ratification of the selection of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ended December 31, 1996, 16,126,689 shares were voted in favor of the ratification, 92,517 were voted against, and 1,166,187 abstained.

     With respect to the proposal to approve the increase in the number of shares for which options may be granted under the Company's 1994 Key Employee Incentive Stock Option Plan, 15,327,755 shares were voted for the proposal, 1,554,881 were voted against, and 82,475 abstained.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System (NASDAQ-NMS) under the symbol IMGX. The Company also has outstanding redeemable common stock purchase warrants (the "Warrants") that are traded on NASDAQ-NMS under the symbol IMGXW, and Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") that is traded on NASDAQ-NMS under the symbol IMGXP. The following table indicates the high and low sales prices for the Common Stock as reported by NASDAQ for the periods indicated (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions).



   PERIOD                              HIGH     LOW
   1995    -First Quarter              4 3/4    2 5/8
           -Second Quarter             5 7/16   3 1/8
           -Third Quarter              73/4     4 7/8
           -Fourth Quarter             5 1/8    2 13/16

   1996    -First Quarter              5 7/8    3 3/4
           -Second Quarter             5 5/8    3 7/16
           -Third Quarter              5 1/16   3 1/16
           -Fourth Quarter             4 5/32   2 11/16

   1997    -First Quarter              3 1/2    3 13/16
           (through March 7)

     The Company has never paid any dividends on its Common Stock. For the foreseeable future, the Company anticipates continuing to pay dividends to holders of the Company's Series A Preferred Stock. It is anticipated that any earnings that may be generated from the Company's operations and not paid as dividends to holders of the Company's Series A Preferred Stock will be used primarily to finance the growth of the Company.

     As of March 10, 1997, the Company had approximately 350 record holders of its Common Stock, and based on information supplied by certain of such record holders, the Company estimates that as of such date there were approximately 7,500 beneficial owners of its Common Stock.

     In July and August 1995, the Company sold to two investors in a private sale, in reliance of Regulation S under the Securities Act of 1933, 1,791 shares of Series D Preferred Stock and 258 shares of Series E Convertible Preferred Stock for $18.8 million in cash.

     In March 1996, the Company sold to two investors in a private sale, in reliance of Regulation S under the Securities Act of 1933, 421,040 shares of Common Stock for $1.7 million in cash. In June 1996, the Company sold to 10 investors in a private sale, in reliance of Regulation S under the Securities Act of 1933, 404,611 shares of Common Stock for $1.3 million in cash.

ITEM 6. SELECTED FINANCIAL DATA


     The selected financial data for the five years ended December 31, 1996 are derived from the consolidated financial statements of the Company. The financial statements for the year ended December 31,1996 are derived from the consolidated financial statements which have been audited by Ernst & Young LLP. The financial statements for the four years ended December 31, 1995 have been audited by other independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


                                 Statement of Operations Data
                             (in thousands, except share amounts)


                                               Year Ended December 31,
                            ---------------------------------------------------------
                               1996         1995        1994        1993        1992
                               ----         ----        ----        ----        ----
Revenue                     $39, 477    $ 69,151    $ 67,028    $ 34,069    $ 27,961
Net loss                     (17,341)    (24,963)    (39,625)    (30,817)       (465)
Net loss applicable
to common shares             (21,071)    (34,896)    (44,121)    (31,421)       (465)
Net loss per common share      (1.02)      (2.41)      (3.56)      (4.48)      (0.13)

                               Balance Sheet Data
                      (in thousands, except share amounts)

                                           Year Ended December 31,
                             -------------------------------------------------
                                1996      1995      1994      1993      1992
                                ----      ----      ----      ----      ----
Total assets                 $36,730   $49,964   $71,871   $75,519   $13,738
Working capital                9,845    13,454    17,513    45,859     3,823
Long-term debt                    88     1,264     2,533     2,125       287
Redeemable preferred stock     9,857    15,478    14,609    15,626         0
Stockholders' equity          11,717    10,185    25,156    42,794     7,044


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.

Results of Operations

     Revenue. Product revenue includes sales of software licenses and computer equipment. Product revenue is recognized upon delivery or, for contracts with significant completion services requiring attainment of customer acceptance, upon customer acceptance. Service revenue includes software maintenance contracts, installation and customization. Service revenue is recognized over the terms of the related contracts as the services are completed or under the percentage of completion method where appropriate.

     Total revenue was $39 million in 1996, $69 million in 1995 and $67 million in 1994. The decrease in total revenue in 1996 over 1995 of $30 million, or 43%, resulted from decreases in product revenues of $29.2 million, or 61%, to $18.3 million, and in service revenue of $500,000, or 2%, to $21.1 million. The increase in total revenue in 1995 over 1994 of $2 million, or 3%, resulted from increases in service revenue of $4.5 million, or 26% to $21.6 million, offset by a decrease in product revenue of $2.4 million, or 5% to $47.5 million.

     The decrease in product revenue in 1996 of $29.2 million was primarily attributable to the Divestitures, which reduced product revenue by $19.9 million, and a major installation project in 1995 for $9.3 million, which was not duplicated in 1996.

     The decrease in product revenue in 1995 of $2.4 million was primarily attributable to the Divestitures, which reduced product revenue by $10.6 million, offset by an increase of $8.2 million in 1View and comparative company product revenue. The increase in 1View product revenue was attributable to licenses provided for a major installation project, involving approximately 40 servers and 3,000 clients, in more than 50 districts of a major telecommunications company. This project accounted for approximately 15 percent of the Company's revenues in 1995.

     The decrease in service revenue in 1996 of $500,000 was attributable to the Divestitures which reduced service revenue by $2.9 million, offset by an increase of $2.4 million in 1View and comparative company service revenue. The increase in 1View and comparative company service revenue was attributable to increased staffing and management emphasis on the professional services business. The increase in service revenue in 1995 of $4.5 million was primarily attributable both to Dorotech, the Company's French subsidiary, and to domestic COLD storage maintenance services.

     Profit Margins. Profit margins for product sales improved in 1996 over 1995 as the cost of products sold decreased from 62% to 54% of sales. The increase in product sales margins was due to the continued increased sales of the Company's internally developed products and due to the dispositions in 1995 of the Company's CAD/CAM resellers. Profit margins for product sales improved in 1995 over 1994 as the cost of products sold decreased from 74% to 62%. The significant increase in product sales margins was also due primarily to the increased sales of the Company's internally developed 1View product suite and the dispositions during 1995 which primarily occurred in the second and third quarters.

     Profit margins for service sales decreased in 1996 over 1995 as the cost of products sold increased from 61% to 68% of sales. The decrease in service sales margins was primarily attributable to the increased staffing in the professional services business. Profit margins for service sales improved in 1995 as compared to 1994, as the cost of service sales decreased from 67% to 61%. The increase in service sales margins was due primarily to customization and maintenance service sales of the Company's internally developed 1View product suite, an increase in COLD storage maintenance margins and the Divestitures.

     Research and Development. The Company's expenditures on software research and development activities ("R&D") in 1996 were $8.5 million, of which $2.0 million was capitalized and $6.5 million was expensed. The slight increase in capitalization between 1996 and 1995 was due to the development of the Company's next generation mainframe and PC based COLD products. The Company's expenditures on software R&D activities in 1995 were $8.7 million, of which $1.7 million was capitalized and $7.0 million was expensed. The Company's expenditures on software research and development activities and for the acquisition of software licenses in 1994 were $11.6 million, of which $7.0 million was capitalized and $4.6 million was expensed. The 48% increase in product development expense from $4.6 million in 1994 to $6.8 million in

1995 was primarily attributable to the general release of the Company's 1View product suite in early 1995, whereas in 1994, the R&D efforts for the 1View product suite were still in the development stage. The net decrease in total R&D expenditures from $11.6 million in 1994 to $8.5 million in 1995, or $3.1 million, was primarily attributable to the Divestitures; a reduced focus on the Company's network attachable storage products, which resulted in a $770,000 reduction in R&D expenditures; an increased focus on Dorotech's engineering services, which resulted in a $810,000 reduction in R&D expenditures; a net $200,000 reduction in software license acquisitions; and, increased domestic engineering services for installation and maintenance of the Company's 1View product suite.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $25.0 million, or 63% of revenue, in 1996, $35.7 million, or 52% of revenue, in 1995, $36.8 million, or 55% of revenue, in 1994. The decrease in 1996 compared to 1995 of $10.7 million, or 30% was the result of the Divestitures which accounted for a $8.7 million decrease in addition to a $2.0 million decrease in SG&A expenses from the Company's continuing 1View, COLD and French operations. The decrease in 1995 compared to 1994 of $900,000, or 2%, is due to the Divestitures, which reduced SG&A expense an aggregate of $5.0 million, offset by increases in sales and marketing efforts of $4.1 million, for the comparative companies.

     Exchange Fee and Gain on Sale of Asset, Net. During 1996, the Company paid a fee of $650,000 plus $80,000 of expenses in connection with the extension of the redemption date of the Company's Dorotech acquisition Preferred Stock. During 1996, the Company realized a $111,000 gain on the disposition of stock distributed to the Company by its medical insurance provider.

     Purchased In-Process R & D. In connection with the acquisition of DCR ("TREEV") during 1994, the Company incurred a charge totaling $8.8 million relating to the expensing of purchased in-process research and development.

     Settlement with Stockholders. Operating expenses in 1995 include a $1.6 million expense related to settlement of obligations with former stockholders of IBZ and TREEV for $750,000 and $892,000, respectively. The Company entered into an agreement with the former principle stockholder of IBZ whereby in exchange for an aggregate of $750,000, the former principle shareholder of IBZ relinquished rights to a loan guarantee. During 1995, the Company and four former stockholders of TREEV, entered into agreements to settle a dispute arising from the acquisition of DCR in exchange for extensions of employment agreements and an aggregate of 175,000 additional shares of Common Stock of the Company, valued at approximately $892,000.

     Restructuring Charges and Capitalized Software Write-Offs. At December 31, 1996, the 1994 restructuring plan ("the Plan") was complete. Under the Plan, the Company incurred a net change in estimate of $175,000 in 1996.

     During 1995, the Company incurred additional charges under the Plan for items which exceeded its original estimates totaling $297,000. These additional charges were offset by $1.4 million reflecting a decrease in estimated charges for impairment of inventory and maintenance spare parts. During 1995, $322,000 of the 1993 restructuring plan costs were reversed after a release was negotiated from the landlord for vacated property.

     The Company incurred a $2.0 million restructuring charge in 1994 when establishing the Plan. In conjunction with the 1994 restructuring, the Company also expensed capitalized software of $5.3 million, in 1994, which related to products which were abandoned in favor of the 1View suite. During 1994, $300,000 of costs from the 1993 restructuring plan were adjusted due to changes in estimate.

     Investment and Interest Income. Net investment and interest income was $309,000 in 1996, $224,000 in 1995 and $579,000 in 1994. The $85,000 increase in net investment and interest income between 1996 and 1995 was primarily attributable to the interest earned for the cash received and invested from the offerings done during the first three quarters of 1996. The $355,000 decrease in net investment and interest income between 1995 and 1994 was primarily attributable to a decrease in cash, cash equivalents and short-term investment balances during the same period and to increased interest expense from capital leases and the lines of credit.

     Income Taxes. The Company incurred income tax benefits of $68,000, $280,000 and $1.6 million in 1996, 1995 and 1994, respectively. The $68,000 income tax benefit incurred in 1996 was the result of net operating losses generated by Dorotech's operations offset by a decrease in Dorotech's net deferred tax liabilities. The $280,000 income tax benefit incurred in 1995 was primarily the result of a decrease of net deferred tax liabilities resulting from the divestiture of IBZ's European operations and other purchase accounting adjustments. The $1.6 million income tax benefit in 1994 was primarily the result of income tax credits generated by Dorotech's European operations for R&D expenditures and net operating losses generated by Dorotech's and IBZ's European operations.

     Net Loss. The Company's net loss was $17.3 million in 1996, $25.0 million in 1995 and $39.6 million in 1994. The $7.6 million decrease in net loss between 1996 and 1995 was due to the 1995 losses from the Divestitures of $9.3 million, the $1.6 million settlement with stockholders, and the $10.7 million reduction in SG&A expenses in 1996. These reductions in expenses were offset by a $11.7 million reduction in gross margin in 1996, the loss on sale of subsidiary in 1996, of $921,000, and the change in estimate of $1.4 million in restructuring costs in 1995.

     The $14.7 million decrease in net loss between 1995 and 1994 was due primarily to significantly improved margins on product and service sales which contributed to the increased gross profit, of $7.8 million, the 1994 expenses incurred for purchased in-process research and development, of $8.8 million, restructuring charges, of $1.7 million and capitalized software write-offs, of $8.7 million, offset by the 1995 loss on closure and sales of subsidiaries, of $9.3 million, settlement expenses, of $1.6 million, and reversals of restructuring costs, of $1.4 million.

     Excluding the impact of the write-off of purchased in-process R&D and the write-off of capitalized software, the entities divested in 1995 and 1996 contributed a net loss of approximately $1.1 million in 1996, $4.3 million in 1995 and $14.4 million in 1994.

     Net Loss Applicable to Common Shares. Net loss applicable to common shares includes adjustments for dividends, accretion and redemption amounts related to the Company's preferred stock. The net loss applicable to common shares was $21.1 million, or $1.02 per share, in 1996; $34.9 million, or $2.41 per share, in 1995; $44.1 million, or $3.56 per share, in 1994. The decrease in 1995 over 1994 is attributable to the decrease in net loss described above and the reduction in accretion to redemption value of the Series B Preferred Stock of $417,000 offset by the cost of redemption of Series D Preferred Stock of $5.9 million.

Liquidity and Capital Resources

     As of December 31, 1996, the Company had $7.6 million in cash and cash equivalents compared to $9.4 million in cash and cash equivalents and $3.0 million in restricted short-term investments, or a total of $12.4 million, at December 31, 1995. Net working capital decreased to $9.9 million at December 31, 1996 from $13.2 million at December 31, 1995; however, the Company's working capital ratio improved from 1.6:1 to 1.7:1.

     At December 31, 1996, the Company had outstanding debt of $2.2 million, $2.1 million of which is due within one year. This compares with debt of $6.6 million at December 31, 1995, $5.4 million of which was due within one year. The decrease in debt of $4.4 million primarily arose from net repayments of maturing obligations. See Note 9 to the Consolidated Financial Statements.

     For 1996, the $1.8 million decrease in cash and cash equivalents resulted from a $11.9 million use of cash from operating activities, $2.6 million used in investing activities and the generation of $12.7 million from financing activities. The $11.9 million use of cash in operating activities arose primarily from the $17.3 million loss from operations offset by $5.8 million in depreciation and amortization charges. The $2.6 million to fund investing activities arose with respect to capitalized software development costs and the purchase of fixed assets. The $12.7 million in cash provided by financing activities arose primarily from the $6.0 million proceeds from the issuance of Common Stock and $10.9 million proceeds from the issuance of Convertible Preferred Stock offset by the $3.2 million payment of Series A Preferred Stock dividends and net payments in debt and capital leases of $1.2 million.

     During the first quarter of 1996, the Company repaid its $2.5 million U.S. line of credit, which had a termination date of March 31, 1996. At December 31, 1995, $2.5 million of the $3.1 million restricted short-term investments served as collateral for this line of credit. The Company negotiated a new line of credit during the fourth quarter of 1996, see Note 9 to the Consolidated Financial Statements.

     For 1995, the $5.4 million increase in cash and cash equivalents resulted from a $9 million use of cash from operating activities, the generation of $9.6 million from investing activities, and the generation of $4.7 million from financing activities. The $9 million use of cash in operating activities arose primarily from the $25 million net loss offset by $6.3 million in depreciation and amortization charges and a $9.3 million loss on the sale of subsidiaries. The $9.6 million raised from investing activities arose primarily from the sale of short-term investments offset by capitalized software development costs and purchases of fixed assets. The $4.7 million raised from financing activities arose primarily from the $28.1 proceeds from the issuance of Preferred Stocks and the issuance of Common Stock, offset by the $15.6 million redemption cost for the Series D Preferred Stock, $3.2 million in dividend payments on the Series A Preferred Stock, $2.3 million net payments in debt and capital lease financings, and $3.1 million purchase of restricted short-term investments. In 1995, the Company divested seven operating units from which the Company received $1.2 million in cash.

     As a result of stock offerings in 1996, the Company received proceeds of approximately $16.9 million with offering costs of approximately $500,000. Under the offerings, the Company issued 1,760,285 shares of Common Stock and 1,100 shares of Preferred Stock. The net proceeds of the offerings were used for working capital purposes.

     The annual dividend requirements on the Company's preferred stocks are as follows: Series A Preferred Stock - $3.2 million (payable quarterly) and Series F Preferred Stock - $665,000 (payable quarterly beginning October 1, 1996). Dividends on the Company's Series H Preferred Stock and Series J Preferred Stock are payable in common stock.

     The adverse results of operations which the Company experienced in 1996 have been declining and are expected to reverse in 1997. The Company believes that its existing cash, together with the $5.0 million line of credit established in the fourth quarter of 1996 and the anticipated cash flows from 1997 operations, should provide sufficient resources to fund its activities in 1997.

ITEM 8. FINANCIAL STATEMENTS

     The Financial Statements appear at pages F-1 to F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a Form 8-K on July 17, 1996 to report that its independent accountants had been changed to Ernst & Young LLP.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

     For information regarding directors and executive officers of the Company, see the information appearing under the caption "Executive Officers" in Part I,
Item 1 of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 3, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 3, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 3, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.    Description

2.9 -- Agreement and Plan of Reorganization by and among the Company, Dorotech France SA and the stockholders of Dorotech France SA dated August 30, 1993 with the amendments thereto dated September 29, 1993 and October 1, 1993 (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K relating to such Agreement and Plan of Reorganization filed October 13, 1993).



                                     III-1

2.26 -- Agreement for the Purchase and Sale of Assets of Symmetrical Technologies, Inc. as of September 30, 1996 (incorporated by reference to Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

3.1 -- Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.(i) to the Company's registration statement on Form S-1 (Registration No. 33-45721) filed February 13, 1992).

3.2 -- Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on September 30, 1993 (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 (Registration No. 33-70444) filed October 15, 1993).

3.3 -- Certificate of Designations for Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 7, 1993 (incorporated by reference to Exhibit 3.1c to the Company's registration statement on Form SB-2 (Registration No. 33-73164) filed December 20, 1993).

3.4 -- Certificate of Designations for Series E Convertible Preferred Stock filed with the Secretary of the State of Delaware on July 21, (incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

3.5 -- Certificates of Designations for Series G Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 26, 1995 (incorporated by reference to Exhibit 4.12 to Amendment No. 3 to the Company's Registration Statement on Form S-3 (Registration No. 33-84482) filed January 16, 1996).

3.6 -- Certificates of Designations for Series F-1, F-2, F-3 and F-4 Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 29, 1996 (incorporated by reference to
          Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.7 -- Certificate of Designations for Series H Convertible Preferred Stock filed with the Secretary of the State of Delaware on July 25, 1996 (incorporated by reference to Exhibit 3(i).a to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

3.8 -- Certificate of Designations for Series I Convertible Preferred Stock filed with the Secretary of the State of Delaware on June 28, 1996 (incorporated by reference to Exhibit 3(i).c to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

3.9 -- Certificate of Designations for Series J Convertible Preferred Stock filed with the Secretary of the State of Delaware on September 30, 1996 (incorporated by reference to Exhibit 3(i).a to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
          1996).

3.10 -- By-Laws of the Company as amended and restated as of November 20, 1995 (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Company's Registration Statement on Form S-3 (Registration No. 33-84482) filed January 16, 1996).

4.2       -- Specimen  Common Stock  Certificate  (incorporated  by reference to
          Exhibit 4.2 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 33-45721) filed April 10, 1992).

4.3 -- Warrant Agreement between the Company and American Stock Transfer & Trust Co. dated as of February 1, 1993 (incorporated by reference to Exhibit 1 to Post-Effective Amendment No. 1 to Company's registration statement on Form S-1 (Registration No. 33-45721) filed April 1,
          1993).



                                     III-2

4.3.a -- Amendment No. 1 dated as of April 15, 1993 to the Warrant Agreement between the Company and American Stock Trust & Transfer Co. (incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 1 to Company's registration statement on Form S-1 (Registration No. 33-45721) filed April 1, 1993).

4.4 -- Warrant Agreement between the Company and American Stock Transfer & Trust Co. dated as of April 28, 1993 (incorporated by reference to
          Exhibit 4.4 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993).

4.5 -- Specimen Warrant Certificate (Public Warrants) (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 33-45721) filed April 10, 1992).

4.6 -- Specimen Warrant Certificate (International/Oakes Fitzwilliams Series) (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992).

4.7 -- Specimen Warrant Certificate (International/Thomas James Series) (incorporated by reference to Exhibit 4.7 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8,
          1993).

4.8 -- Warrant to purchase 20,700 units issued to Oakes, Fitzwilliams & Co. Limited (incorporated by reference to Exhibit 4.8 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993).

4.9 -- Warrant to purchase 33,214 units issued to Oakes, Fitzwilliams & Co. Limited (incorporated by reference to Exhibit 4.9 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993).

4.10 -- Placement Agent's Warrant to purchase 8,150 units issued to Thomas James Associates, Inc. (incorporated by reference to Exhibit 4.10 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993).

4.11 -- Representative's Warrant issued to Thomas James Associates, Inc. (incorporated by reference to Exhibit 4.11 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8,
          1993).

4.12 -- Warrant Agreement among the Company, American Stock Transfer & Trust Co. and Thomas James Associates, Inc. dated as of May 8, 1992 (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992).

4.12.a -- Form of Amendment to Warrant Agreement among the Company, American Stock Transfer & Trust Co. and Thomas James Associates, Inc. dated as of May 8, 1992 (incorporated by reference to Exhibit 4.12.a to Amendment No. 1 to the Company's registration statement on Form SB-2 (Registration No. 33-64046) filed January 5, 1994).

4.13 -- Warrant to purchase 50,000 shares of Common Stock to Oakes, Fitzwilliams & Co. Limited (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Company's registration statement on Form SB-2 (Registration No. 33-64046) filed January 5, 1994).

4.14 -- Warrants to purchase an aggregate of 45,000 shares of Common Stock issued to American Wealth Management, Inc., Edsel Anderson, Harris Anderson and Eric Swartz (incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Company's registration statement on Form SB-2 (Registration No. 33-64046) filed January 5, 1994).



                                     III-3

4.16 -- Form of Warrant issued in connection with February 1992 debt financing (incorporated by reference to Exhibit 4.6.b to the Company's registration statement on Form S-1 (Registration No. 33-45721) filed February 13, 1992).

4.17 -- Warrant to purchase 227,068 shares of Common Stock issued to Swartz Investments Inc. (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.18 -- Warrant to purchase 34,400 shares of Common Stock issued to Oakes, Fitzwilliams & Co. Limited (incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.19 -- Form of Warrants issued in connection with December 1995 Series G Convertible Preferred Stock offering (incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.20 -- Form of Warrants issued in connection with November/December 1995 Private Placement of Common Stock (incorporated by reference to
          Exhibit 4.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.21 -- Warrant to purchase 25,000 shares of Common Stock issued to Ed Feldman dated November 7, 1995 (incorporated by reference to Exhibit
          4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.22 -- Warrant to purchase 4,000 shares of Common Stock issued to Jarl McDonald dated December 20, 1995 (incorporated by reference to Exhibit
          4.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.23 -- Warrant to purchase 4,000 shares of Common Stock issued to Christian Stackhouse dated December 20, 1995 (incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.35 -- Exchange Agreement between CDR Enterprises the Company dated March 29, 1996 (incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1995).

4.36 -- Warrant to purchase 100,000 shares of Common Stock to Fred E. Kassner dated December 31, 1996.

4.37 -- Warrant to purchase up to 25,000 shares of Common Stock to Damon Testaverde dated January 31, 1997. 4.38 -- Warrant to purchase 4,000 shares of Common Stock to Susan G. Kaufman dated December 31, 1996.

4.38 --Warrant to purchase 4,000 shares of Common Stock to Susan G. Kaufman dated December 31, 1996.

10.2 -- Employment Agreement between the Company, BCG, Inc. and Robert P. Bernardi dated May 28, 1996 (incorporated by reference to Exhibit 10.a to the Company's report on Form 8-K filed August 2, 1996).

10.4.b -- Form of Consulting Agreement by and between the Company, Sterling Capital Group, Inc. and Robert M. Sterling, Jr. effective February 1, 1994 (incorporated by reference to Exhibit 10.4.b to Post-Effective Amendment No. 1 to the Company's registration statement on Form SB-2 (Registration No. 33-73164) filed January 14, 1994).

10.4.c -- Amendment dated October 1, 1995 by and between the Company, Sterling Capital Group, Inc., and Robert M. Sterling, Jr. (incorporated by reference to Exhibit 10.4.c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).



                                     III-4

10.20 -- Purchase Agreement by and between the Company and CDR Enterprises for the repurchase of the Company's Series F Preferred Stock dated December 31, 1996.

10.21 -- Loan Agreement by and between the Company and Fred E. Kassner for a line of credit of $5,000,000 dated December 31, 1996.

11        -- Statement of computation of per share earnings.

21        -- List of subsidiaries.


     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during or relating to the fourth quarter of 1996.



                                     III-5

                          INDEX TO FINANCIAL STATEMENTS

                                      Page

Reports of Independent Accountants                                           F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                 F-4

Consolidated Statements of Operations for the years ended
        December 31, 1996, 1995 and 1994                                     F-5

Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1996, 1995 and 1994                 F-6

Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994                                     F-7

Notes to Consolidated Financial Statements                                   F-8

                         Report of Independent Auditors


Board of Directors
Network Imaging Corporation

We have audited the accompanying consolidated balance sheet of Network Imaging Corporation (the "Company") as of December 31, 1996, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Imaging Corporation at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                 /s/ Ernst & Young LLP

Vienna, Virginia
February 14, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Network Imaging Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Network Imaging Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

Washington, D.C.
March 29, 1996

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                                                              December 31,
                                                                                                       1996                 1995
                                                                                                     ---------            ---------
                           ASSETS
Current assets:
   Cash and cash equivalents                                                                         $   7,601            $   9,359
   Short-term investments - restricted                                                                    --                  3,052
   Accounts and notes receivable, net                                                                   13,243               16,300
   Inventories                                                                                           1,503                3,464
   Prepaid expenses and other                                                                            2,362                3,543
                                                                                                     ---------            ---------
        Total current assets                                                                            24,709               35,718
Fixed assets, net                                                                                        2,887                3,769
Long-term notes receivable, net                                                                          1,979                1,215
Software development costs and purchased technology, net                                                 3,813                4,630
Goodwill, net                                                                                            3,237                4,468
Other assets                                                                                               153                  164
                                                                                                     ---------            ---------
          Total assets                                                                               $  36,778            $  49,964
                                                                                                     =========            =========


             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current debt maturities and obligations under capital leases                                     $   2,063            $   5,365
    Accounts payable                                                                                     3,185                6,201
    Accrued compensation and related expenses                                                            1,891                2,638
    Deferred revenue                                                                                     3,789                4,408
    Other accrued expenses                                                                               3,888                3,652
                                                                                                     ---------            ---------
          Total current liabilities                                                                     14,816               22,264
Long-term debt and obligations under capital leases                                                         88                1,264
Deferred income taxes                                                                                      300                  773
                                                                                                     ---------            ---------
          Total liabilities                                                                             15,204               24,301
Commitments
Redeemable Series F preferred stock, 1,792,186 shares issued and
    outstanding                                                                                          9,857               15,478
Stockholders' equity:
    Preferred stock, $.0001 par value,  20,000,000 shares authorized;
        1,605,675 and 1,605,228 shares issued and outstanding
    Common stock, $.0001 par value, 50,000,000 shares authorized;
        22,896,612 and 18,637,226 shares issued and outstanding                                              2                    2
    Additional paid-in-capital                                                                         124,429              105,065
    Accumulated deficit                                                                               (113,098)             (95,757)
    Translation adjustment                                                                                 384                  875
                                                                                                     ---------            ---------
          Total stockholders' equity                                                                    11,717               10,185
                                                                                                     ---------            ---------
          Total liabilities and stockholders' equity                                                 $  36,778            $  49,964
                                                                                                     =========            =========




   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,
               (In thousands, except share and per share amounts)



                                                                                   1996                1995                1994
                                                                               ------------        ------------        ------------
Revenue:
  Products                                                                     $     18,336        $     47,508        $     49,867
  Services                                                                           21,141              21,643              17,161
                                                                               ------------        ------------        ------------
                                                                                     39,477              69,151              67,028
                                                                               ------------        ------------        ------------
Costs and expenses:
  Cost of products sold                                                               9,953              29,263              36,757
  Cost of services provided                                                          14,421              13,135              11,432
  Product development                                                                 6,500               7,058               4,666
  Selling, general and administrative                                                24,956              35,679              36,765
  Exchange fee and gain on sale of asset, net                                           619                --                  --
  Purchased in-process research and development                                        --                  --                 8,821
  Settlement with stockholders                                                         --                 1,642                --
  Loss on closure and sale of subsidiaries, net                                         921               9,274                --
  Restructuring costs                                                                  (175)             (1,433)              1,654
  Capitalized software write-off                                                       --                  --                 8,743
                                                                               ------------        ------------        ------------
                                                                                     57,195              94,618             108,838
                                                                               ------------        ------------        ------------
Loss before investment and interest income and income taxes                         (17,718)            (25,467)            (41,810)
  Investment and interest income, net                                                   309                 224                 579
                                                                               ------------        ------------        ------------
Loss before income taxes                                                            (17,409)            (25,243)            (41,231)
  Income tax benefit                                                                    (68)               (280)             (1,606)
                                                                               ------------        ------------        ------------
Net loss                                                                            (17,341)            (24,963)            (39,625)
                                                                               ------------        ------------        ------------

Preferred stock preferences                                                          (3,730)             (9,933)             (4,496)
                                                                               ------------        ------------        ------------
Net loss applicable to common shares                                           $    (21,071)       $    (34,896)       $    (44,121)
                                                                               ============        ============        ============

Net loss per common share                                                      $      (1.02)       $      (2.41)       $      (3.56)
                                                                               ============        ============        ============

Weighted average shares outstanding                                              20,681,694          14,502,399          12,391,225
                                                                               ============        ============        ============










   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994
                      (In thousands, except share amounts)



                                                                                 Additional
                                        Preferred Stock       Common Stock        paid-in     Accumulated    Translation
                                         Shares    Amt.      Shares     Amt.      capital       Deficit      Adjustment     Total
                                       -----------------    -----------------   ------------  ------------  ------------  ---------
Balance December 31, 1993               1,400,000  $  --    10,542,105  $1       $74,153      ($31,169)         ($191)      $42,794
Issuance of preferred stock,
  net of offering costs of $673           205,025                                  4,453                                      4,453
Issuance of common stock, net of
  offering costs of $39                                      2,786,070            19,184                                     19,184
Conversion of preferred stock                                  300,000             2,303                                      2,303
Accretion of  preferred stock                                                     (1,286)                                    (1,286)
Dividends on preferred stock                                                      (3,210)                                    (3,210)
Translation adjustment                                                                                            543           543
Net loss                                                                                       (39,625)                     (39,625)
                                        ----------------    --------------      --------     ---------           ----       -------
Balance December 31, 1994               1,605,025     --    13,628,175   1        95,597       (70,794)           352        25,156

Issuance of preferred stock,
  net of offering costs of $1,790           2,174  $  --                          19,949                                     19,949
Conversion of preferred stock                (885)           2,276,237                                                           --
Redemption of preferred stock              (1,086)                               (15,600)                                   (15,600)
Issuance of common stock, net of
  offering costs of $941                                     2,732,814   1         9,198                                      9,199
Accretion of preferred stock                                                        (869)                                      (869)
Dividends on preferred stock                                                      (3,210)                                    (3,210)
Translation adjustment                                                                                            523           523
Net loss                                                                                       (24,963)                     (24,963)
                                        ----------------    --------------      --------     ---------           ----       -------
Balance December 31, 1995               1,605,228     --    18,637,226   2       105,065       (95,757)           875        10,185

Issuance of common stock,
  net of offering costs of $376                              1,902,487             6,149                                      6,149
Issuance of preferred stock,
  net of offering costs of $209             1,100  $  --                          10,791                                     10,791
Issuance of warrants for line of credit                                              192                                        192
Buy-Back adjustment of Redeemable
  Series F preferred stock                                                         5,962                                      5,962
Conversion of preferred stock                (653)           2,356,899                                                           --
Accretion of preferred stock                                                      (3,389)                                    (3,389)
Translation adjustment                                                                                           (491)         (491)
Net loss                                                                                       (17,341)                     (17,341)
                                        ----------------    --------------      --------     ---------           ----       -------
Balance December 31, 1996               1,605,675  $  --    22,896,612  $2      $124,429     ($113,098)          $384       $11,717
                                        ================    ==============      ========     =========           ====       =======





   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                                 (In thousands)



                                                                                               1996           1995           1994
                                                                                             --------       --------       --------
Cash flows from operating activities:
    Net loss                                                                                 $(17,341)      $(24,963)      $(39,625)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                     5,793          6,270          6,085
              Purchased in-process research and development                                      --             --            8,821
              Restructuring costs                                                                (175)        (1,433)         1,654
              Loss on closure and sale of subsidiaries                                            921          9,274           --
              Impairment of spare parts inventory                                                --              276           --
              Capitalized software write-off                                                     --             --            8,743
              Goodwill write-off                                                                 --             --              953
              Stock Settlement                                                                   --              787           --
              Realized gain on sale of short-term investments                                    (108)          (151)          --
              Unrealized holding loss on short-term investments                                  --             --              437
              Changes in assets and liabilities:
                        Accounts and notes receivable                                           1,871         (1,350)        (1,174)
                        Inventories                                                               313            988         (2,305)
                        Prepaid expenses and other                                                937         (1,681)          (694)
                        Accounts payable                                                       (3,353)          (313)         1,433
                        Accrued compensation and related expenses                                  54          2,107         (3,540)
                        Deferred revenues                                                        (449)         1,521          2,651
                        Deferred income taxes                                                    (246)          (331)        (1,223)
                                                                                             --------       --------       --------
Net cash used in operating activities                                                         (11,783)        (8,999)       (17,784)
                                                                                             --------       --------       --------

Cash flows from investing activities:
     Sale (purchase) of short-term investments                                                    111         12,731        (12,973)
     Capitalized software development and license costs                                        (1,979)        (1,784)        (6,966)
     Purchases of fixed assets                                                                 (1,068)        (1,522)        (3,559)
     Business divestitures/acquisitions and related costs                                         299            154         (3,640)
                                                                                             --------       --------       --------
Net cash (used in) provided by investing activities                                            (2,637)         9,579        (27,138)
                                                                                             --------       --------       --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                                6,149          8,412          3,057
     Proceeds from issuance preferred stock, net                                               10,791         19,949          4,453
     Redemption of Series D preferred stock                                                      --          (15,600)          --
     Cash dividends paid on Series A preferred stock                                           (3,210)        (3,210)        (2,830)
     Proceeds from borrowings and purchase of short-term investments, net                        --             (869)         3,537
     Proceeds from sale and leaseback of fixed assets                                             196            226          2,413
     Principal payments on capital lease obligations                                             (913)          (817)           (87)
     Principal payments on debt                                                                  (270)        (3,382)        (1,526)
                                                                                             --------       --------       --------
Net cash provided by financing activities                                                      12,743          4,709          9,017
                                                                                             --------       --------       --------

Effect of exchange rate changes on cash and cash equivalents                                      (81)            81            130
Net (decrease) increase in cash and cash equivalents                                           (1,758)         5,370        (35,775)
Cash and cash equivalents at beginning of year                                                  9,359          3,989         39,764
                                                                                             --------       --------       --------
Cash and cash equivalents at end of year                                                     $  7,601       $  9,359       $  3,989
                                                                                             ========       ========       ========

Supplemental Cash Flow Information:
     Interest paid                                                                           $    278       $    712       $    490
     Income taxes paid                                                                       $    209       $    151       $    401





   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



Network Imaging Corporation ("Network Imaging" or the "Company") is a developer and marketer of content and storage management software for unstructured information. Its flagship product, the 1View(TM) suite, manages the storage, access and distribution of any multimedia data, such as diagrams, documents, photographs, voice, and full-motion video. 1View is a solution for use in distributed, high transaction, high volume mission critical applications across legacy, client/server and Internet/intranet based environments. The Company is also a software developer for mainframe and PC based Computer Output to Laser Disk ("COLD") systems and a developer and marketer of storage management software systems.

In 1996, the Company's operations were approximately evenly divided between the United States and Europe. U.S. operations were conducted in or near Herndon, Virginia (primarily the development of the 1View suite and COLD family of storage products), Minneapolis, Minnesota and Denver, Colorado. European operations were conducted near Paris, France (hierarchical storage management software and related storage products and engineering services).


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation --

The consolidated financial statements include the accounts of Network Imaging Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Cash equivalents and short-term investments --

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1995, restricted short-term investments are categorized as "available for sale" securities whose carrying amount approximates fair value because of the short-term maturity of the investments.

     Revenue recognition --

The Company recognizes software revenue in accordance with the AICPA Statement of Position 91-1, "Software Revenue Recognition". Revenue from hardware and software sales related to the Company's 1View(TM) and COLD software products is recognized when the product is delivered to the customer. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such costs at the time of sale.

Revenue from hardware and software contracts with significant completion services involving technically difficult issues for the attainment of customer acceptance is recognized upon customer acceptance. Revenue from maintenance contracts is recognized ratably over the terms of the contracts.

For labor intensive contracts which require significant production or customization, the Company accounts for such revenue in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts," using the percentage of completion method. Losses, if any, are recognized in the period that such losses are determined.

     Inventories --

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market.

     Fixed assets --

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the life of the related asset, generally three years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the terms of the related lease.

     Software development and license costs --

The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," ("SFAS 86"). The Company capitalizes certain acquired software licenses (see Note 5) which are incorporated into the Company's products. Amortization of software development and license costs is provided on an individual product basis over the estimated life of the products of three years beginning when the related products are available for general release. Costs for research and development incurred prior to establishing technological feasibility of software products, or after their commercial release, are expensed in the period incurred. The Company periodically assesses capitalized software amounts and, when less than anticipated net realizable value, charges any such excess to expense.

     Goodwill --

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of businesses acquired is being amortized on a straight-line basis over seven to ten years. Amortization expense in 1996, 1995 and 1994 was $1.1 million, $1.3 million and $1.2 million, respectively. Accumulated amortization as of December 31, 1996 and 1995 was $3.1 million and $1.9 million, respectively. In accordance with Statement of Financial Accounting Standards No. 121, the Company routinely evaluates recoverability of goodwill by comparing future undiscounted cash flows to the recorded carrying value. During 1994, the Company determined that goodwill from certain acquisitions was impaired and accordingly expensed $953,000.

     Product warranty --

Warranties for hardware sold by the Company are generally provided by the manufacturer. The Company provides warranties and service contracts for certain products and accrues related expenses based on actual claims history.

     Income taxes --

The Company's income taxes are presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Foreign currency translation --

The functional currency of the Company's foreign operation is the applicable local currency. Consequently, for the operation outside the United States, assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and revenues and expenses using the average exchange rate during the period. The gains and losses resulting from such translations are included as a component of stockholders' equity. Since the Company's French subsidiary operates only within France, exposure to foreign exchange risk is limited.

     Net loss per common share --

Net loss applicable to common shares includes adjustments for dividends, accretion and redemption amounts related to the Company's preferred stock. Net loss per common share is computed using the weighted average number of common shares and common share equivalents, unless antidilutive, outstanding during the year.

     Use of estimates--

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock Based Compensation --

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" but with additional disclosure. The Company has adopted the disclosure provisions of SFAS 123 and therefore, the effect of adopting SFAS 123 did not have impact on its financial position, results of operations or cash flows as of, or for the year ended, December 31, 1996 (see Note 9).

     Reclassifications --

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

NOTE 2 - SHORT-TERM INVESTMENTS

Restricted short-term investments at December 31, 1995 consisted of certificates of deposit, which served primarily as collateral for the Company's line of credit that was repaid on March 31, 1996. There was no short-term investment balance at December 31, 1996.

NOTE 3 - RECEIVABLES

Receivables consist of the following:

                                                              December 31,
                                                              ------------
                                                           1996          1995
                                                         --------      --------
                                                             (in thousands)

Trade accounts receivable                                $  9,814      $ 11,549
Unbilled receivables                                        3,488         3,538
Notes receivable                                            2,475         2,808
Employee receivables                                          112           614
Other receivables                                             188           539
                                                         --------      --------
                                                           16,077        19,048
Allowance for uncollectible accounts receivable              (535)         (183)
Allowance for uncollectible notes receivable                 (320)       (1,350)
                                                         --------      --------
                                                           15,222        17,515
Less: Current receivables, net                            (13,243)      (16,300)
                                                         --------      --------
Long-term receivables, net                               $  1,979      $  1,215
                                                         ========      ========

The Company's notes receivable balance of $2.5 million at December 31, 1996 includes $1,950,000 of notes resulting from the divestitures of previously owned operating units (the "Divestitures") made during 1995 and 1996 (see Note 6) and $525,000 of notes receivable from former stockholders of a subsidiary acquired in 1994.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

                                                                 December 31,
                                                                 ------------
                                                               1996       1995
                                                             -------    -------
                                                                (in thousands)

Computer and office equipment                                $ 4,953    $ 3,911
Furniture and leasehold improvements                           1,131      1,199
Furniture, fixtures and equipment under capital leases         2,482      2,559
                                                             -------    -------
                                                               8,566      7,669
Less: Accumulated depreciation                                (5,679)    (3,900)
                                                             -------    -------
                                                             $ 2,887    $ 3,769
                                                             =======    =======

Depreciation and amortization expense related to fixed assets in 1996, 1995, and 1994 totaled $1.7 million, $2.1 million, and $1.7 million, respectively. Included in depreciation and amortization expense in 1996, 1995 , and 1994 were $580,000, $704,000, and $150,000 of amortization expense related to capital leases, respectively.


NOTE 5 - SOFTWARE DEVELOPMENT AND PURCHASED TECHNOLOGY

Capitalized software development and purchased technology consists of the following:

                                                             December 31,
                                                             ------------
                                                        1996             1995
                                                      --------         --------
                                                            (in thousands)

Internally developed                                  $  8,517         $  7,064
Purchased technology                                     3,149            2,910
                                                      --------         --------
                                                        11,666            9,974
Less:  Accumulated amortization                         (7,853)          (5,344)
                                                      --------         --------
                                                      $  3,813         $  4,630
                                                      ========         ========

During 1996, 1995 and 1994, amortization of capitalized software development and license costs totaled $2.6 million, $2.7 million and $3.0 million, respectively, and was included in cost of products sold. The Company expensed $3.4 million of purchased technology and $721,000 of capitalized software in 1995 due to the Divestitures. During 1994, the Company also charged to expense $8.7 million in capitalized software and purchased technology. The charge includes $5.3 million resulting from the 1994 restructuring plan related to products abandoned. The remaining $3.4 million charge, in 1994, relates to net realizability adjustments.

NOTE 6 - DIVESTITURES OF BUSINESSES

During 1996 and 1995, the Company engaged in a series of Divestitures resulting in losses of $921,000 and $9.3 million in 1996 and 1995, respectively. The Company received as consideration from the dispositions, cash and notes totaling $1.5 million and $4.3 million in 1996 and 1995, respectively.

The following unaudited pro forma information assumes that the 1996 disposition of the Symmetrical Technologies, Inc. subsidiary occurred January 1, 1996. The unaudited pro forma information is not necessarily indicative of the results of future operations or the actual results that would have occurred had the transactions taken place at January 1, 1996 (in thousands, except share amounts):

Revenue                                                                $ 37,812
Net loss                                                               $(16,251)
Net loss per common share                                              $  (0.97)


NOTE 7 - OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

                                                                 December 31,
                                                                 ------------
                                                              1996         1995
                                                             ------       ------
                                                                (in thousands)

Accrued restructuring costs (see Note 12)                    $  --        $  324
Accrued preferred dividends                                     714          527
Accrued income and other taxes                                1,667        1,667
Other                                                         1,507        1,134
                                                             ------       ------
                                                             $3,888       $3,652
                                                             ======       ======

NOTE 8 - BORROWING ARRANGEMENTS

Borrowings consist of the following:
                                                                December 31,
                                                                ------------
                                                             1996        1995
                                                            -------     -------
                                                               (in thousands)

Lines of credit                                             $  --       $ 3,276

Capital lease obligations bearing interest ranging
  from 11.7% to 12.7%                                           957       1,702

Term loans from French government agencies,
  non-interest bearing, due at various dates
  through 1997                                                1,098       1,162

Term notes with financial institutions, bearing
  interest ranging from 8.8% to 10%, due at
  various dates through 1997                                     96         489
                                                            -------     -------
                                                              2,151       6,629
Less:  Amounts due in one year                               (2,063)     (5,365)
                                                            -------     -------
Long-term debt and capital lease obligations                $    88     $ 1,264
                                                            =======     =======


At December 31, 1996, the Company maintained lines of credit which provided for borrowings up to $6.0 million, of which $5.0 million was issued by a stockholder of the Company and $1.0 million was issued by a French governmental agency. On December 31, 1996, the Company entered into a restricted $5 million line of credit agreement with a stockholder (the "Stockholder line of credit") to finance the buy back of the Series F Preferred Stock. The Stockholder line of credit bears interest at the prime rate (8.25% at December 31, 1996) plus 2% and is secured by the domestic accounts receivable of the Company, $6.4 million at December 31, 1996. In connection with the Stockholder line of credit, which expires on September 30, 1998, the Company issued warrants for the purchase of 129,000 shares of Common Stock. The fair value of the warrants is $192,000 which will be amortized over the term of the Stockholder line of credit as additional interest expense. The Company repaid and terminated its previous line of credit with a bank on March 31, 1996.

The French Line of Credit is secured by accounts receivable of the Company's French operations and bears interest at the French interbank monetary market rate (3.29% at December 31, 1996) plus 3%. The line of credit terminates May 31, 1997. At December 31, 1996, there were no borrowings outstanding against the line of credit.

The Company leases certain of its furniture and equipment under capital lease arrangements. Future minimum lease payments under these capital leases are:
1997, $925,000; 1998, $88,000; 1999, $10,000 and 2000, $7,000. Of the $1,030,000
total lease payments, $73,000 represents interest.

NOTE 9 - STOCKHOLDERS' EQUITY

     Common stock --

In March 1996, the Company completed a private placement of 934,634 shares of Common Stock, together with warrants to purchase an additional 64,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933. Net proceeds from the offering were $3.0 million. The Company subsequently registered the Common Stock and Common Stock issuable upon exercise of the warrants under the Securities Act of 1933.

In March and June 1996, the Company also issued 421,040 and 404,611 shares, respectively, of Common Stock pursuant to Regulation S under the Securities Act of 1933. Proceeds from the offerings were $1.7 million and $1.3 million, respectively.

     Series A preferred stock --

The Series A Cumulative Convertible Preferred Stock ("Series A Preferred") stockholders are entitled to cumulative dividends at the rate of $2.00 per year, payable quarterly, and can convert to common stock at a rate of 1.8116 shares of common for each share of Series A Preferred (an effective conversion price of $13.80), subject to adjustment in certain circumstances. In 1996, the Company paid $3.2 million in dividends to the Series A Preferred stockholders. The
Series A Preferred stockholders vote as a class to approve or disapprove any issuance of any securities senior to or on parity with the Series A Preferred with respect to dividends or distributions. The Series A Preferred has a liquidation preference of $25.00 per share, plus accumulated unpaid dividends. At December 31, 1996, the Series A Preferred was convertible into 2,907,663 shares of Common Stock.

     Series E and G Preferred Stock--

The three shares of Series E Convertible Preferred Stock outstanding at December 31, 1995 were converted during 1996 into 10,389 shares of Common Stock. During 1996, all 200 shares of Series G Convertible Preferred Stock were converted into 551,546 shares of Common Stock.

     Series H and I Preferred Stock --

In June 1996, the Company completed two offerings, one pursuant to Regulation S under the Securities Act of 1933 of 300 shares of Series H Convertible Preferred Stock and warrants to purchase 80,000 shares of Common Stock, and the other pursuant to Regulation D under the Securities Act of 1933 of 300 shares of Series I Convertible Preferred Stock, both at $10,000 per share from which it received net proceeds of $5.9 million. The proceeds have been used for working capital and general corporate purposes. In connection with the sale of the Series I Convertible Preferred Stock, the Company agreed to register the Series I Preferred Stock and the Common Stock issuable upon exercise of the Series I. At December 31, 1996, 40 shares of Series H Preferred Stock had been converted into 116,082 shares of Common Stock and all 300 shares of Series I Preferred Stock had been converted into 1,272,214 shares of Common Stock. At

December 31, 1996, the remaining shares of Series H Preferred Stock were convertible into 885,956 shares of Common Stock.

The Series H Preferred Stock has a per share liquidation preference, subordinate to the liquidation preferences of the other series of previously issued and outstanding Preferred Stocks of an amount per share equal to the sum of $10,000 plus 12% per annum simple interest thereon since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock determined by dividing an amount equal to the initial purchase price of $10,000 by $3.50. Commencing on December 27, 1996, the Company may redeem the shares at the initial purchase price, if the holder does not exercise his conversion rights, and the holder may submit the shares for redemption at that price, in which case the Company may elect to pay the cash redemption price or issue a number of shares of Common stock equal to that price, with the value of the Common Stock being determined by its average closing bid price for the five trading days immediately preceding the notice of redemption (the "Average Bid Price"). The Series H Preferred Stock has a dividend rate of 8% which is payable at the time of conversion or redemption in cash or shares of Common Stock, as elected by the Company, with the value of the Common Stock being determined by the Average Bid Price.

The Series I Preferred Stock had a per share liquidation preference, subordinate to the liquidation preferences of the other series of previously issued and outstanding Preferred Stocks, of an amount per share equal to the sum of $10,000 plus an amount equal to accrued but unpaid dividends per share since the date of issuance. Each share was convertible at the option of the holder into the number of shares of Common Stock ("Conversion Shares") determined by dividing an amount equal to the initial purchase price of $10,000 by the lesser of $4.00 and 81% of the average bid price. The Series I Preferred Stock had a dividend rate of 6% which was paid at the time of conversion into shares of Common Stock, as elected by the Company.

     Series J Preferred Stock --

In September 1996, the Company completed an offering pursuant to Regulation D under the Securities Act of 1933, of 500 shares of Series J Convertible Preferred Stock at $10,000 per share from which it received net proceeds of $5.0 million. The proceeds have been used for working capital and general corporate purposes. In connection with the sale of the Series J Convertible Preferred Stock, the Company agreed to register the Series J Preferred Stock and the Common Stock issuable upon exercise of the Series J. At December 31, 1996, 110 shares of Series J Preferred Stock had been converted into 406,668 shares of Common Stock and the remaining shares of Series J Preferred Stock were convertible into 1,295,372 shares of Common Stock.

The Series J Preferred Stock has a per share liquidation preference, subordinate to the liquidation preferences of the other series of previously issued and outstanding Preferred Stocks, of an amount per share equal to the sum of $10,000 plus an amount equal to accrued but unpaid dividends per share since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock ("Conversion Shares") determined by dividing an amount equal to the initial purchase price of $10,000 by the lesser of $3.13 and 81% of the average bid price. The Company may, commencing on September 30, 1997, require conversion if the Series J

Preferred Stock and underlying Common Stock have been registered under the Securities Act for at least ten trading days. When the Average Bid Price is less than $3.13, the Company, subject to the rights of senior securities regarding redemption, may redeem shares of Series J Preferred Stock submitted for conversion at a price per share equal to the amount determined by multiplying the number of Conversion Shares by the Average Bid Price. The Series J Preferred Stock has a dividend rate of 6% which is payable at the time of conversion or redemption in cash or shares of Common Stock, as elected by the Company.

     Stock purchase warrants --

The Company has the following warrants outstanding at December 31, 1996:


                                                                                                                             Shares
                                                                                                             Warrants       Issuable
                                                     Warrants       Exercise                                Outstanding       Upon
Issuance                                              Issued       Price Range          Expiration          Dec.31, 1996    Exercise
--------                                              ------       -----------          ----------          ------------    --------
Pre-IPO                                               148,993         $1.00               May 1997              33,663        33,663
IPO Units                                           1,595,000         $5.993              May 1997             654,392       850,710
Placement agents                                      397,472      $5.71-$14.88      May 1997-Oct. 1998        307,472       467,082
Other                                                 350,334      $3.063-$7.00      Jan. 1997-June 2001       275,334       275,334
Series A preferred                                    140,000         $22.77            December 1998          140,000       253,624
Series D preferred                                    227,068          $7.57              July 2000            227,068       227,068
Series E preferred                                     34,400          $7.20              July 2000             34,400        34,400
Private Placement                                     179,400      $3.50-$4.00         Nov.-Dec. 2000          179,400       179,400
Series G preferred                                     40,000          $3.75            December 2000           40,000        40,000
Series H Preferred                                     80,000          $3.50              June 2001             80,000        80,000
                                                    ---------                                                ---------     ---------
                                                    3,192,667                                                1,971,729     2,441,281
                                                    =========                                                =========     =========


     Stock option plans --

During 1994, 1995 and 1996, the Company granted options to buy Common Stock of the Company under five stock option plans. Certain options qualify as incentive stock options under the Internal Revenue Code. The vesting and the terms of any option granted under the plans are determined by the Board of Directors with the requirement that the term of an incentive stock option shall not exceed ten years. To date, options granted range from five- to ten-year terms. The exercise price per share of Common Stock subject to an incentive stock option will not be less than the fair market value at the time of grant. The Company has also issued non-qualified plan options. An aggregate of 9.1 million shares have been authorized for issuance under the Company's stock option plans.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: average risk-free interest rates of 6.6% and 6.7%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .63; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma loss is $35.6 million and $23.1 million for 1995 and 1996, respectively and pro forma loss per share is $2.46 and $1.12 for 1995 and 1996, respectively. The effect of applying SFAS 123 on the 1995 and 1996 pro forma net loss is not necessarily representative of the effects on reported net loss and net loss per share for future years due to, among other things, 1) the vesting period of the stock options and the 2) fair value of additional stock options in future years.

The  following  table  summarizes  the activity in stock  options  issued by the
Company:

                                                                      Exercise
                                                Options                 Price
                                                -------                 -----
Balance, January 1, 1994                       3,183,250            $1.00-$12.38
Granted                                        2,967,000             3.38-12.38
Exercised                                       (321,658)            1.00-7.63
Canceled                                        (560,792)            1.00-12.13
                                               ---------
Balance, December 31, 1994                     5,267,800             1.00-12.38

Granted                                        2,486,250             3.32-6.82
Exercised                                        (89,957)            2.25-3.75
Canceled                                      (1,163,769)            2.25-12.38
                                               ---------
Balance, December 31, 1995                     6,500,324             1.00-12.38

Granted                                        1,454,000             2.69-4.50
Exercised                                        (88,869)            1.00-3.75
Canceled                                        (851,619)            1.00-6.82
                                               ---------
Balance, December 31, 1996                     7,013,836            $1.00-$8.75
                                               =========

At December 31, 1996, options to purchase 3,125,102 shares had vested and were exercisable at a weighted average exercise price of $3.90 per share and had a weighted average contractual life of 6.5 years.

NOTE 10 - REDEEMABLE PREFERRED STOCK

In December 1996, the Company entered into an agreement with the holder of the Series F Preferred Stock to redeem the shares for an aggregate of $9.9 million or $5.50 per share. The agreement requires the Company to make payments totaling $6.6 million through June 30, 1997, and an additional $3.6 million on January 31, 1998. The $3.6 million payment due on January 31, 1998, is subject to certain acceleration terms that are under the control of the Company. Under the agreement, the outstanding obligation amount will compound at 8% per annum, commencing October 1, 1996. The reduction of the Company's Series F redemption obligation under the terms of the agreement resulted in a $6.0 million increase in stockholders' equity.

NOTE 11 - INCOME TAXES

The source of the loss before income taxes was from the following jurisdictions:

                                                     Year Ended December 31,
                                                     -----------------------
                                                   1996                  1995
                                                 --------              --------
                                                          (in thousands)

U.S.                                             $(16,332)             $(23,480)
Foreign                                            (1,077)               (1,763)
                                                 --------              --------
                                                 $(17,409)             $(25,243)
                                                 ========              ========

The income tax expense (benefit) consists of the following:

                                                     Year Ended December 31,
                                                     -----------------------
                                                   1996                  1995
                                                 --------              --------
                                                          (in thousands)

Current tax expense (benefit):
     U.S. Federal                                $   --                $     51
                                                 --------              --------
State and local                                      --                    --
                                                 --------              --------
Foreign                                              --                    --
                                                 --------              --------
Deferred tax expense:
     Foreign                                          (68)                 (331)
                                                 --------              --------
Total income tax                                 $    (68)             $   (280)
                                                 ========              ========

Deferred tax assets and liabilities are comprised of the following:

                                                          December 31,
                                                          ------------
                                                   1996                  1995
                                                 --------              --------
                                                          (in thousands)

Deferred tax assets:
     Net operating losses                        $ 24,419              $ 12,180
     Other                                          1,659                 1,997
                                                 --------              --------
       Gross deferred tax assets                 $ 26,078              $ 14,177
                                                 ========              ========


Deferred tax liabilities:
     Software development costs                    (1,372)               (1,661)
                                                 --------              --------
       Gross deferred tax liabilities              (1,372)               (1,661)
Deferred tax asset valuation allowance            (24,752)              (13,032)
                                                 --------              --------
                                                 $    (46)             $   (516)
                                                 ========              ========

Current deferred tax assets
     (included in prepaid and other current
     assets net of valuation allowance)          $    254              $    257
Non current deferred tax liabilities                 (300)                 (773)
                                                 --------              --------
                                                 $    (46)             $   (516)
                                                 ========              ========

Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the loss before income taxes as a result of the following differences:

                                                     Year Ended December 31,
                                                     -----------------------
                                                   1996                 1995
                                                 --------             --------
                                                          (in thousands)

Statutory U.S. tax rate benefit                     (34.0%)              (34.0%)
State income taxes, net                              (4.0)                (4.0)
Operating losses and tax credits with no current
     tax benefit                                     37.5                 31.0
Other                                                 0.1                  5.9
                                                 --------             --------
                                                     (0.4%)               (1.1%)
                                                 ========             ========

As of December 31, 1996, the Company had net operating loss and research tax credit carry forwards of approximately $53 million and $913,000, respectively, for U.S. income tax purposes which expire in years through 2010. The Company experienced changes in ownership during prior years which triggered certain limitations under Internal Revenue Code Section 382. Accordingly, the utilization of the net operating loss and research tax credits will be limited in future years due to the changes in ownership.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. The earnings have been and will continue to be reinvested in those subsidiaries. These earnings could become subject to additional tax if they were remitted as dividends, if they were loaned to the Company or a U.S. affiliate, or if the Company sold its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that, due to the operation of the foreign tax credits, any foreign tax credits would largely eliminate any U.S.
tax and offset any foreign tax.


NOTE 12 - RESTRUCTURING CHARGES AND CAPITALIZED SOFTWARE WRITE-OFFS

At December 31, 1996, the Company's 1994 restructuring plan (the "Plan") was complete. In accordance with the Plan, 90 employees had been terminated and/or resigned and the Company's excess leased property was sublet through the lease termination date. Under the Plan, the Company incurred net changes in estimate of $175,000 and $1.4 million in 1996 and 1995, respectively and net restructuring charges of $1.7 million in 1994. In conjunction with the Plan, the Company also expensed capitalized software of $5.3 million in 1994.

NOTE 13 - BUSINESS SEGMENTS

The Company sells its products and services through a single industry segment to a wide variety of customers throughout the United States and Western Europe. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers.

The following table sets forth summary information for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                   United               Western
                                                   States               Europe
                                                   ------               ------
1996:
     Revenue                                     $ 21,383              $ 18,094
     Net loss                                     (16,332)               (1,009)
     Total assets                                  22,718                14,060

1995:
     Revenue                                     $ 38,367              $ 30,784
     Net loss                                     (23,531)               (1,432)
     Total assets                                  30,654                19,310

1994:
     Revenue                                     $ 37,619              $ 29,409
     Net loss                                     (35,360)               (4,265)
     Total assets                                  43,963                27,908

Revenue in 1996 included sales to the U.S. Government and French Government totaling $1.1 million and $10.3 million, respectively. Revenue in 1995 included sales to the U.S. Government and French Government totaling $1.7 million and $9.6 million, respectively. Revenue in 1994 included sales to the U.S. Government and French Government totaling $3.3 million and $7.6 million, respectively.


NOTE 14 - COMMITMENTS

The Company leases its corporate office, sales offices, assembly facilities and certain equipment under non-cancelable operating leases certain of which provide for annual escalations that are amortized over the lease term and pro rata operating expense reimbursements. Rent expense related to these leases was $1.6 million, $2.7 million and $2.9 million for the years ended December 31, 1996, 1995, and 1994, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

        Year Ending
        December 31,
        ------------

           1997                                          $1,328
           1998                                           1,076
           1999                                             940
           2000                                             363
           Thereafter                                       --
                                                         ------
                                                         $3,707


NOTE 15 - CONTINGENCIES

     Department of Justice, Securities and Exchange Commission and Company internal investigations --

During November 1996, the Company received a letter from the Securities and Exchange Commission advising the Company that it was terminating an investigation that it had been conducting. In 1994, the Company learned that it was the subject of investigation by the Commission and the U.S. Attorney's Office in the Southern District of New York which the Company understood was focused on certain accounting issues, including questions relating to capitalization of software and pooling-of-interests accounting treatment for certain acquisitions, and certain matters related to activities during the years 1992 and 1993. The Company has had no communications with the U.S. Attorney's Office from the date it received the letter from the SEC.

     Other --

Dorotech, which was acquired in October 1993, had previously co-guaranteed the lease payment of ATG Gigadisc SA ("ATG"), a former affiliated company, under a sale and leaseback of land and buildings ending April 2007. As part of the December 1996 Series F Preferred Stock redemption agreement (See Note 10), the holder of the Series F Preferred Stock agreed to use best efforts to obtain a release from the landlord. During March 1997, the holder of the Series F Preferred Stock successfully obtained a full and unconditional release of the guarantee obligations of Dorotech.

The Company is also subject to other legal proceedings and claims which are in the ordinary course of business. Management believes that the outcome of such matters will not have a material impact on the Company's financial position or its result of operations.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company has employment and consulting agreements with individuals who are current or former members of the Board of Directors and officers of the Company. The Company has five year agreements with the Chairman of the Board of Directors and Secretary and with the former Chairman of the Board of Directors and his consulting firm. The Company also has a five year consulting agreement with another former Director and his consulting firm. The Company recognized total compensation expense of approximately $715,000 and $898,000 in 1996 and 1995, respectively, related to these employment and consulting agreements.

During December 1996, the Company and a stockholder entered into a line of credit agreement. At December 31, 1996, there were no borrowings against the line of credit (see Note 8).

The Company holds two notes receivable totaling $525,000 from two former stockholders of a subsidiary acquired in 1994 due and payable December 1998. Interest accrues at 6.55% per annum.


NOTE 17 - EMPLOYEE PROFIT SHARING PLANS AND 401K PLAN

The Company has a mandatory and a voluntary profit sharing plan covering substantially all employees in France. Contributions to the plans are based upon earnings of the French operations. Plan contributions in 1996 totaled $28,000, while there were no contributions made to the plans in 1995 and 1994.

The Company also sponsors, in the United States, a 401K plan which covers all full-time employees. Participants in the plan may make contributions of up to fifteen percent of pre-tax annual compensation. The Company may make discretionary matching contributions at the option of the Board of Directors. The Company made no contributions in 1996, 1995 or 1994.

NETWORK IMAGING CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

               Column A                    Column B        Column C         Column D            Column E
------------------------------------------------------------------------------------------     ------------
                                           Balance        Charged to                             Balance
                                         at Beginning     Costs and                              at End
Description                               of Period        Expenses        Deductions           of Period

Allowance for uncollectible
accounts receivable
Year ended December 31, 1996                  183              377           (25)  (1)              535
Year ended December 31, 1995                1,441               96        (1,354)  (2)              183


Allowance for uncollectible
notes receivable
Year ended December 31, 1996                1,350                0        (1,030)  (1)              320
Year ended December 31, 1995                    0            1,350             0                  1,350


(1)  Uncollectible accounts written off, net of recoveries

(2)  Reduction due to divestitures

SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on March 18, 1997.

                                                 NETWORK IMAGING CORPORATION


                                                 By:  /s/ James J. Leto
                                                      ------------------------
                                                      James J. Leto
                                                      President and
                                                      Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                       Capacity                             Date
       ----                       --------                             ----

/s/ Robert P. Bernardi       Secretary and                       March 18, 1997
------------------------     Chairman of the Board
Robert P. Bernardi


/s/ James J. Leto            President and                       March 18, 1997
------------------------     Chief Executive Officer
James J. Leto


/s/Jorge R. Forgues          Senior Vice President of Finance    March 18, 1997
------------------------     and Administration, Chief
Jorge R. Forgues             Financial Officer and Treasurer



/s/C. Alan Peyser            Director                            March 18, 1997
------------------------
C. Alan Peyser


/s/John F. Burton            Director                            March 18, 1997
------------------------
John F. Burton


/s/Robert Ripp               Director                            March 18, 1997
------------------------
Robert Ripp