Form 10-Q
period 1997-03-31
NETWORK IMAGING CORP
filed 1997-04-30
CIK 883946

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


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

                 500 Huntmar Park Drive, Herndon, Virginia 22070
                    (Address of principal executive offices)


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

The number of outstanding shares of the issuer's Common Stock, $.0001 par value, as of April 28, 1997 was 24,841,929

                           NETWORK IMAGING CORPORATION

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets at March 31, 1997
           (unaudited) and December 31, 1995                             2

           Consolidated Statements of Operations (unaudited)
           for the three months ended March 31, 1997 and 1996            3

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the three months ended March 31, 1997         4

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 1997 and 1996            5

           Notes to Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              10

Item 6.  Exhibits and Reports on Form 8-K                               10

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                       March 31,    December 31,
                                                         1997           1996
                                                     ------------   ------------
                                                     (Unaudited)
      ASSETS

Current assets:
 Cash and cash equivalents                              $   5,058     $   7,601
 Accounts and notes receivable, net                        13,442        13,243
 Inventories                                                1,533         1,503
 Prepaid expenses and other                                 2,472         2,362
                                                        ---------     ---------
    Total current assets                                   22,505        24,709
Fixed assets, net                                           2,447         2,887
Long-term notes receivable, net                             1,977         1,979
Software development costs and
 purchased technology, net                                  3,656         3,813
Goodwill, net                                               2,793         3,237
Other assets                                                  143           153
                                                        ---------     ---------
    Total assets                                        $  33,521     $  36,778
                                                        =========     =========


      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and
  obligations under capital leases                      $   1,431     $   2,063
 Accounts payable                                           3,199         3,185
 Accrued compensation and related
  expenses                                                  2,138         1,891
 Deferred revenue                                           5,386         3,789
 Other accrued expenses                                     3,617         3,888
                                                        ---------     ---------
    Total current liabilities                              15,771        14,816
Long-term debt and obligations
 under capital leases                                       3,555            88
Deferred income taxes                                         290           300
                                                        ---------     ---------
    Total liabilities                                      19,616        15,204
Commitments
Redeemable Series F
 preferred stock, 1,792,186 and
 792,000 shares issued and
 outstanding                                                6,357         9,857
Stockholders' equity:
 Preferred stock, $.0001 par
  value, 20,000,000 shares
  authorized; 1,605,185 and
  1,605,675 shares issued and
  outstanding
 Common stock, $.0001 par value,
  50,000,000 shares authorized;
  24,835,263 and 22,896,612
  shares issued and outstanding                                 2             2
 Additional paid-in-capital                               123,552       124,429
 Accumulated deficit                                     (115,780)     (113,098)
 Translation adjustment                                      (226)          384
                                                        ---------     ---------
    Total stockholders' equity                              7,548        11,717
                                                        ---------     ---------
    Total liabilities and stockholders' equity          $  33,521     $  36,778
                                                        =========     =========





   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                     1997              1996
                                                 ------------      -------------
Revenue:
 Products                                        $      4,259      $      5,996
 Services                                               4,860             4,546
                                                 ------------      ------------
                                                        9,119            10,542
                                                 ------------      ------------
Costs and expenses:
 Cost of products sold                                  1,958             3,440
 Cost of services provided                              3,882             3,804
 Sales and marketing                                    3,612             3,969
 General and administrative                             1,611             2,425
 Product development                                    1,042             1,734
 Gain from extinguishment of debt                        (267)             --
 Exchange fee and gain on
  sale of asset, net                                     --                 619
 Restructuring costs                                     --                (156)
                                                                   ------------
                                                       11,838            15,835
                                                 ------------      ------------
Loss before investment and
 interest income and income taxes                      (2,719)           (5,293)
 Investment and interest income, net                       31                59
                                                 ------------      ------------
Loss before income taxes                               (2,688)           (5,234)
  Income tax (benefit) provision                           (6)              102
                                                 ------------      ------------
Net loss                                               (2,682)           (5,336)
                                                 ------------      ------------

Preferred stock preferences                              (976)           (1,020)
                                                 ------------      ------------
Net loss applicable to
 common shares                                   $     (3,658)     $     (6,356)
                                                 ============      ============

Net loss per common share                        $      (0.15)     $      (0.34)
                                                 ============      ============

Weighted average shares outstanding                24,463,511        18,911,235
                                                 ============      ============














   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 1997
                      (In thousands, except share amounts)
                                   (Unaudited)

                                 Preferred Stock             Common Stock
                                Shares         Amt.       Shares         Amt.
                             ---------------------------------------------------
Balance December 31, 1996      1,605,675    $     --     22,896,612   $       2

Issuance of common stock
 upon exercise of warrants                                    9,999

Conversion of preferred
 stock                              (490)                 1,928,652

Offering costs on issuance
 of preferred stock

Issuance of warrants

Dividends on preferred
 stock

Translation adjustment

Net loss
                              ----------    ----------   ----------   ----------

Balance March 31, 1997         1,605,185          --     24,835,263   $        2
                              ==========    ==========   ==========   ==========


                                                  Additional
                                                   paid-in         Accumulated
                                                   capital           Deficit
                                                 ------------      ------------
Balance December 31, 1996                           $ 124,429         ($113,098)

Issuance of common stock upon
 exercise of warrants                                      10

Conversion of preferred stock

Offering costs on issuance of
 preferred stock                                          (25)

Issuance of warrants                                      114

Dividends on preferred stock                             (976)

Translation adjustment

Net loss                                               (2,682)
                                                    ---------         ---------

Balance March 31, 1997                                123,552          (115,780)
                                                    =========         =========


                                                      Translation
                                                       Adjustment      Total
                                                     --------------------------
Balance December 31, 1996                            $    384          $ 11,717

Issuance of common stock upon
 exercise of warrants                                      10

Conversion of preferred stock                               0

Offering costs on issuance of
 preferred stock                                          (25)

Issuance of warrants                                      114

Dividends on preferred stock                             (976)

Translation adjustment                                   (610)             (610)

Net loss                                               (2,682)
                                                     --------          --------

Balance March 31, 1997                                   (226)         $  7,548
                                                     ========          ========




   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three months Ended March 31,
                                                        1997           1996
                                                     -----------    -----------
                                                           (In thousands)
Cash flows from operating activities:
  Net loss                                               $(2,682)       $(5,336)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and amortization                          1,338          1,485
    Gain on sale of asset                                   --             (111)
    Restructuring costs                                     --             (156)
    Changes in assets and liabilities:
     Accounts and notes receivable                          (797)           895
     Inventories                                             (66)          (208)
     Prepaid expenses and other                             (165)          (293)
     Accounts payable                                        309            603
     Accrued compensation and
      related expenses                                       343           (333)
     Accrued expenses, other                                (754)           (37)
     Deferred revenues                                     2,298            173
     Deferred income taxes                                    15             71
                                                         -------        -------
Net cash used in operating activities                       (161)        (3,247)
                                                         -------        -------

Cash flows from investing activities:
  Capitalized software development
   and license costs                                        (436)          (412)
  Purchases of fixed assets                                 (231)          (307)
                                                         -------        -------
Net cash used in investing activities                       (667)          (719)
                                                         -------        -------

Cash flows from financing activities:
  Proceeds from issuance of common
   and preferred stocks, net                                  99          4,654
  Cash dividends paid on Series A
   preferred stock                                          (803)          (803)
  Cash dividends paid on Series F
   preferred stock                                          (174)          --
  Payments on Mandatory Redeemable
   Preferred Stock                                        (3,500)          --
  Proceeds from borrowings and
   short-term investments                                  3,500           --
  Proceeds from sale and leaseback
   of fixed assets                                          --              196
  Proceeds from Notes Receivable
   related to business divestitures                           42           --
  Principal payments on capital
   lease obligations                                        (250)          (207)
  Principal payments on debt                                (532)          (329)
                                                         -------        -------
Net cash (used in) provided by
 financing activities                                     (1,618)         3,511
                                                         -------        -------

Effect of exchange rate changes on
 cash and cash equivalents                                   (97)           (39)
Net decrease in cash and cash
 equivalents                                              (2,543)          (494)
Cash and cash equivalents at
 beginning of year                                         7,601          9,359
                                                         -------        -------
Cash and cash equivalents at March 31,                   $ 5,058        $ 8,865
                                                         =======        =======

Supplemental Cash Flow Information:
  Interest paid                                          $    72        $   137
  Income taxes paid                                      $   112        $    14




   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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


2.  REDEEMABLE PREFERRED STOCK AND BORROWINGS

During the first quarter of 1997, the Company redeemed 1,000,000 shares of Series F Preferred Stock for $3,500,000. The Company used proceeds from its line of credit to finance the Series F Preferred share buy back.

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


Results of Operations - Three months ended March 31, 1997 and 1996

                   Revenues. Total revenues were $9.1 million and $10.5 million for the three months ended March 31, 1997 and 1996, respectively. The $1.4 million decrease in revenue was the result of decreases in product revenue of $1.7 million, or 29%, offset by an increase in service revenue of $314,000, or 7%. The decrease in product revenue was primarily attributable to the disposition in 1996 of Symmetrical Technologies, Inc. ("STI"), which reduced the Company's revenues by $1.2 million. The increase in service sales of $314,000 was the result of a $372,000 increase in comparative company revenues offset by a decrease of $78,000 due to the disposition of STI.

                   Profit Margins. Profit margins for product sales increased 11 percentage points in the first quarter of 1997 over the same period in 1996 as cost of products decreased from 57% to 46% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed products and the disposition during 1996 of STI. Profit margins for service sales increased 4 percentage points for the three months ended March 31, 1997 as compared to 1996 as the cost of services decreased from 84% to 80% of sales. The increase in service sales margins from 16% to 20% was due to the Company increasing emphasis on its custom development services.

                   Sales and marketing. Sales and marketing expenses were $3.6 million or 40% of revenue, for the three months ended March 31, 1997 compared to $4.0 million, or 38% of revenue in 1996. The decrease of $357,000, or 9%, was primarily the result of the Company's dispositions of STI during 1996.

                   General and administrative. G&A expenses were $1.6 million or 18% of revenue, for the three months ended March 31, 1997 compared to $2.4 million, or 23% of revenue in 1996. The decrease of $814,000, or 34%, was primarily the result of the Company's efforts in cost reductions in the Company's continuing operations.

                  Product development. The Company's expenditures on software research and development activities in the three months ended March 31, 1997 were $1.5 million, of which $0.5 million was capitalized and $1.0 million was expensed. Software research and development expenditures for the 1996 period were $2.1 million, of which $0.4 million was capitalized and $1.7 million was expensed. The $600,000 decrease in research and development expenditures is attributable to the Company's 1996 plan to consolidate the various 1View product development groups into a common product development organization operating under a single senior manager. During 1996, the Company consolidated it's COLD product development groups from three separate locations to one, and vacated the excess office space. The Company's disposition of STI also resulted in a reduction of $90,000 in research and development expenditures.

                   Gain  on   extinguishement  of  debt.  The  Company's  French
subsidiary realized a $267,000 gain in connection with the partial forgiveness of a grant made from a French government agency.

                   Income taxes. The Company's income tax benefit for the three months ended March 31, 1997 of $6,000 resulted from losses generated by the Company's French operations. The Company had income tax expense for the three months ended March 31, 1996 of $102,000 which was primarily the result of taxable income generated by the Company's French operations which could not be offset by operating losses or carryforwards available in other jurisdictions.

                   Net loss. The Company's net loss for the three months ended March 31, 1997 was $2.7 million as compared to $5.3 million for the comparable period of 1996. The net loss decrease of $2.6 million in the first quarter of 1997 as compared to the same period in 1996 is due primarily to the $1.1 million reduction in G&A expenses, $700,000 reduction in product development expenses and the exchange fee incurred in 1996.

                   Net loss applicable to Common Stock. The net loss applicable to common shares includes adjustments for dividends and accretion amounts related to the Company's preferred stock. The net loss applicable to common shares was $3.7 million, or ($.15) per share, for the three months ended March 31, 1997 as compared to $6.4 million or ($.34) per share, for the comparable period of 1996. The decrease is attributable to the decrease in net loss described above.


Liquidity and Capital Resources

                   As of March 31, 1997, the Company had $5.1 million in cash and cash equivalents, as compared to $7.6 million in cash and cash equivalents at December 31, 1996. Net working capital was $6.7 million at March 31, 1997 and $9.9 million at December 31, 1996.

                  During the first quarter of 1997, the Company redeemed 1,000,000 shares of Series F Preferred Stock for $3,500,000 by using proceeds from its line of credit.

                   For the three months ended March 31, 1997, the $2.5 million decrease in cash and cash equivalents resulted from the use of $161,000 in cash to fund operating activities, $667,000 to fund investing activities and $1.6 million in cash to fund financing activities.

                   The $161,000 funding of operating activities arose primarily with respect to a net loss in operations. The $667,000 to fund investing activities arose with respect to capitalized software development costs and the purchase of fixed assets. The $1.6 million in cash used by financing activities arose primarily from the $977,000 payment of Preferred Stock dividends and the principle payments on debt and capital lease obligations.

                  The adverse results of operations which the Company has experienced has been declining and is expected to reverse in 1997. The Company believes that its existing cash, together with the line of credit established in the fourth quarter of 1996 and the anticipated cash flows from 1997 operations, should provide sufficient resources to fund its activities until the trend completely reverses.

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings

         The Company is not involved in any legal proceedings, other than the routine litigation incidental to the business.

Item 6.            Exhibits

(a)                Exhibits

                   None


(b)                Reports on Form 8-K

                   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  NETWORK IMAGING CORPORATION
                                                          (Registrant)


Date:  April 30, 1997                   By /s/ James Leto
                                           --------------
                                        James J. Leto
                                        President and Chief Executive Officer


Date:  April 30, 1997                   By /s/ Jorge R. Forgues
                                           --------------------
                                        Jorge R. Forgues
                                        Senior Vice President of Finance and
                                        Administration, Chief Financial Officer
                                        and Treasurer