Form 10-Q
period 1997-06-30
NETWORK IMAGING CORP
filed 1997-08-14
CIK 883946

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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

The number of outstanding shares of the issuer's Common Stock, $.0001 par value, as of July 30, 1997 was 25,465,320.

                           NETWORK IMAGING CORPORATION

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 1997
           (unaudited) and December 31, 1996                             2

           Consolidated Statements of Operations (unaudited)
           for the three months ended June 30, 1997 and 1996             3

           Consolidated Statements of Operations (unaudited)
           for the six months ended June 30, 1997 and 1996               4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the six months ended June 30, 1997            5

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 1997 and 1996               6

           Notes to Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              14

Item 2.  Changes in Securites                                           14

Item 3.  Change upon Senior Securities                                  16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 6.  Exhibits and Reports on Form 8-K                               16

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                       June 30,     December 31,
                                                         1997          1996
                                                     ------------   -----------
                                                      (Unaudited)
      ASSETS

Current assets:
 Cash and cash equivalents                              $   1,845     $   7,601
 Accounts and notes receivable, net                        13,482        13,243
 Inventories                                                1,602         1,503
 Prepaid expenses and other                                 2,265         2,362
                                                        ---------     ---------
    Total current assets                                   19,194        24,709
Fixed assets, net                                           2,439         2,887
Long-term notes receivable, net                             1,697         1,979
Software development costs and
 purchased technology, net                                  3,496         3,813
Goodwill, net                                               2,473         3,237
Other assets                                                  140           153
                                                        ---------     ---------
    Total assets                                        $  29,439     $  36,778
                                                        =========     =========


      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and
  obligations under capital leases                      $   1,243     $   2,063
 Accounts payable                                           3,326         3,185
 Accrued compensation and related
  expenses                                                  2,168         1,891
 Deferred revenue                                           4,329         3,789
 Other accrued expenses                                     3,582         3,888
                                                        ---------     ---------
    Total current liabilities                              14,648        14,816
Long-term debt and obligations
 under capital leases                                       5,186            88
Deferred income taxes                                         338           300
                                                        ---------     ---------
    Total liabilities                                      20,172        15,204
Commitments
Redeemable Series F preferred
 stock, 792,186 and 1,792,186
 shares issued and outstanding                              6,357         9,857
Stockholders' equity:
 Preferred stock, $.0001 par
  value,  20,000,000 shares
  authorized;  1,605,125 and
  1,605,675 shares issued and
  outstanding
 Common stock, $.0001 par value,
  50,000,000 shares authorized;
  25,177,743 and 22,896,612
  shares issued and outstanding                                 3             2
 Additional paid-in-capital                               122,709       124,429
 Accumulated deficit                                     (119,298)     (113,098)
 Translation adjustment                                      (504)          384
                                                        ---------     ---------
    Total stockholders' equity                              2,910        11,717
                                                        ---------     ---------
    Total liabilities and stockholders' equity          $  29,439     $  36,778
                                                        =========     =========


   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                    1997                1996
                                                -------------     -------------

Revenue:
  Products                                       $      4,098      $      3,394
  Services                                              5,236             5,735
                                                 ------------      ------------
                                                        9,334             9,129
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 2,198             2,367
  Cost of services provided                             3,934             4,471
  Sales and marketing                                   3,640             4,351
  General and administrative                            1,689             3,102
  Product development                                   1,266             1,327
  Restructuring costs                                    --                 (19)
                                                 ------------      ------------
                                                       12,727            15,599
                                                 ------------      ------------
Loss before investment and
 interest income and income taxes                      (3,393)           (6,470)
  Investment and interest income
  (expense), net                                          (64)               87
                                                 ------------      ------------
Loss before income taxes                               (3,457)           (6,383)
  Income tax (benefit) provision                           61              (114)
                                                 ------------      ------------
Net loss                                               (3,518)           (6,269)
                                                 ------------      ------------

Preferred stock preferences                              (930)             (865)
                                                 ------------      ------------
Net loss applicable to
 common shares                                   $     (4,448)     $     (7,134)
                                                 ============      ============

Net loss per common share                        $      (0.18)     $      (0.35)
                                                 ============      ============

Weighted average shares outstanding                24,963,956        20,208,855
                                                 ============      ============










   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                     1997              1996
                                                 ------------      ------------
Revenue:
  Products                                       $      8,366      $      9,390
  Services                                             10,087            10,281
                                                 ------------      ------------
                                                       18,453            19,671
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 4,156             5,807
  Cost of services provided                             7,816             8,275
  Sales and marketing                                   7,252             8,320
  General and administrative                            3,300             5,527
  Product development                                   2,308             3,061
  Gain from extinguishment of debt                       (267)             --
  Exchange fee and gain on
   sale of asset, net                                    --                 619
  Restructuring costs                                    --                (175)
                                                 ------------      ------------
                                                       24,565            31,434
                                                 ------------      ------------
Loss before investment and
 interest income and income taxes                      (6,112)          (11,763)
  Investment and interest income
  (expense), net                                          (33)              146
                                                 ------------      ------------
Loss before income taxes                               (6,145)          (11,617)
  Income tax (benefit) provision                           55               (12)
                                                 ------------      ------------
Net loss                                               (6,200)          (11,605)
                                                 ------------      ------------

Preferred stock preferences                            (1,906)           (1,884)
                                                 ------------      ------------
Net loss applicable to
 common shares                                   $     (8,106)     $    (13,489)
                                                 ============      ============

Net loss per common share                        $      (0.33)     $      (0.69)
                                                 ============      ============

Weighted average shares outstanding                24,715,116        19,560,045
                                                 ============      ============










   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1997
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                                           Additional
                                                   Preferred Stock                 Common Stock             paid-in      Accumulated
                                                Shares           Amt.          Shares          Amt.         capital        Deficit
                                             --------------------------     -------------------------     ------------   -----------

Balance December 31, 1996                     1,605,675     $    --         22,896,612     $        2     $  124,429     $ (113,098)

Issuance of common stock
 upon exercise of warrants                                                      23,331                            23

Conversion of preferred
 stock                                             (550)         --          2,257,800              1

Offering costs on issuance
 of preferred stock                                                                                              (25)

Issuance of warrants and
 extension                                                                                                       188

Dividends on preferred
 stock                                                                                                        (1,906)

Translation adjustment

Net loss                                                                                                                     (6,200)
                                             ----------      ----------     ----------     ----------     ----------     -----------

Balance June 30, 1997                         1,605,125     $    --         25,177,743     $        3     $  122,709     $ (119,298)
                                             ==========      ==========     ==========     ==========     ==========     ===========




                                                     Translation
                                                      Adjustment        Total
                                                    -------------     ----------

Balance December 31, 1996                            $    384          $ 11,717

Issuance of common stock
 upon exercise of warrants                                                   23

Conversion of preferred
 stock                                                                        1

Offering costs on issuance
 of preferred stock                                                         (25)

Issuance of warrants and
 extension                                                                  188

Dividends on preferred
 stock                                                                   (1,906)

Translation adjustment                                   (888)             (888)

Net loss                                                                 (6,200)
                                                     --------          --------

Balance June 30, 1997                                $   (504)         $  2,910
                                                     ========          ========



   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six months Ended June 30,
                                                        1997             1996
                                                    ------------     -----------
                                                           (In thousands)
Cash flows from operating activities:
 Net loss                                              $ (6,200)       $(11,605)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                          2,550           2,934
   Gain on sale of asset                                   --              (111)
   Restructuring costs                                     --              (175)
   Other non-cash items                                      10            --
   Changes in assets and
    liabilities:
     Accounts and notes receivable                         (836)          2,673
     Inventories                                           (182)            533
     Prepaid expenses and other                             190            (732)
     Accounts payable                                       474          (1,523)
     Accrued compensation and
      related expenses                                      418            (290)
     Accrued expenses, other                               (212)          2,053
     Deferred revenues                                      641            (792)
     Deferred income taxes                                   74             (91)
                                                       --------        --------
Net cash used in operating activities                    (3,073)         (7,126)
                                                       --------        --------

Cash flows from investing activities:
 Sale of short-term investments                            --               111
 Capitalized software development
  and license costs                                        (751)         (1,125)
 Purchases of fixed assets                                 (410)           (582)
                                                       --------        --------
Net cash used in investing activities                    (1,161)         (1,596)
                                                       --------        --------

Cash flows from financing activities:
 Proceeds from issuance of common
  and preferred stocks, net                                  (2)         11,902
 Cash dividends paid on Series A
  preferred stock                                        (1,605)         (1,605)
 Cash dividends paid on Series F
  preferred stock                                          (174)           --
 Payments on Mandatory Redeemable
  Preferred Stock                                        (3,500)           --
 Proceeds from borrowings and
  short-term investments                                  5,000            --
 Proceeds from sale and leaseback
  of fixed assets                                          --               196
 Proceeds from Notes Receivable
  related to business divestitures                           60            --
 Principal payments on capital
  lease obligations                                        (536)           (423)
 Principal payments on debt                                (633)           (213)
                                                       --------        --------
Net cash (used in) provided by
 financing activities                                    (1,390)          9,857
                                                       --------        --------

Effect of exchange rate changes on
 cash and cash equivalents                                 (132)            (81)
Net decrease in cash and cash
 equivalents                                             (5,756)          1,054
Cash and cash equivalents at
 beginning of year                                        7,601           9,359
                                                       --------        --------
Cash and cash equivalents at June 30,                  $  1,845        $ 10,413
                                                       ========        ========

   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform to the current period presentation.


2.  NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of the primary and fully diluted earnings per share is not expected to be material.


3.  REDEEMABLE PREFERRED STOCK

During the first quarter of 1997, the Company redeemed 1,000,000 shares of Series F Preferred Stock for $3,500,000. The Company used proceeds from its line of credit to finance the Series F Preferred share buy back.

During the second quarter of 1997, the Company was to have redeemed the remaining 792,186 shares of Series F Preferred Stock for $2,772,651. Under an amendment to the December 1996 redemption agreement, the $2,772,651 payment is now due on January 31, 1998, subject to certain acceleration terms related to the occurrence of certain events that are under the control of the Company.

4.  LINE OF CREDIT

During the second quarter of 1997, the Company drew the remaining $1,500,000 from its $5,000,000 line of credit established to finance the Series F Preferred share buy back. As part of the additional borrowing, the use of proceeds restriction was amended to allow its use for general corporate purposes and the Company entered into an amendment to the security agreement, which expanded the lender's security interest to include all personal property of the Company, including without limitation, (1) all personal property of the Company, (2) all leases, licenses, permits, (3) all 1View software products intellectual property now owned or hereafter developed by the Company, (4) all inventory, (5) all accounts, contract rights, chattel papers, instruments, general intangibles, documents, other obligations, monies, revenues, credits, claims, goodwill and causes of action. (6) all trade or service names, trademarks, service marks, logos and all patents, patent applications, copyrights, licensing agreements and royalty payments, (7) proceeds of the foregoing, and (8) all of the capital stock of Dorotech, S.A.

5.  NASDAQ-NMS MAINTENANCE REQUIREMENTS

At June 30, 1997, the Company had not maintained net tangible assets of at least $4 million, which is one of the quantitative maintenance criteria for inclusion of the Company's securities on Nasdaq-NMS. To remedy the short-fall and offset any adverse impact, the Company issued, during July 1997 3,300 shares of Series K Convertible Preferred Stock ("Series K Stock") and warrants and received net proceeds of $2.9 million. Pursuant to the terms of the offering, the purchasers are also required to make additional purchases of shares for $3.0 million upon the Company's achievement of certain performance milestones and the satisfaction of certain other conditions and an additional $4.7 million at their option (See
Note 6). Although the Company believes that it can maintain the required net tangible assets of at least $4 million through additional issuances of its Series K Stock or other additional offerings of equity securities, there can be no assurance that the Company will complete such offerings or that, if completed, they will be on terms favorable to the Company or in an amount sufficient to permit the Company to continue to maintain net tangible assets of at least $4 million.

6.  SUBSEQUENT EVENTS

During July 1997, the Company issued, pursuant to a private placement exemption under the Securities Act of 1933, as amended, 8% Convertible Notes due July 8, 2002 totaling $1.8 million. The notes are convertible into the Company's Common Stock beginning 45 days after issue at a conversion price of $1.875 per share, the price on the issue date.

On or after October 30, 1997, the holders have the right to redeem the convertible notes plus accrued interest on one business days' notice to the Company in cash or shares of Common Stock, at the Company's election. On or after October 30, 1997, the Company has the right to redeem the convertible notes plus accrued interest on 30 days' notice to the holders in cash or share of Common Stock, at the holders' election. If shares of Common Stock are used, Common Stock is issued at a rate of 90% of the previous 5 trading days average closing bid price. The interest is compounded semi-annually . The warrants issued to the investors have an exercise price of $1.875 per share and expire on July 8, 2000.

During July 1997, the Company agreed to issue up to 11,000 units ("Units") consisting of one share of Series K Stock and warrants to acquire 75 shares of Common Stock at an exercise price of $2.40 per share at the price of $1,000 per Unit. On July 28, 1997, the Company issued 3,300 Units and received net proceeds of $2.9 million. The Company also issued warrants to purchase 162,462 shares of Common Stock at $1.625 per share to the placement agent in the transaction. In accordance with the terms of the offering, the proceeds will be used for working capital and general corporate purposes. Pursuant to the terms of the offering, the purchasers are required to make additional purchases of the units for $3.0 million upon the Company's achievement of certain performance milestones and the satisfaction of certain other conditions and the remaining $4.7 million is to be offered to the purchasers and the purchasers, at their option, may elect to make purchases of the units. In connection with the sale of the units, the Company agreed to register the Common Stock issuable upon the conversion of the preferred stock and the execute of the warrants.

The Series K Preferred Stock has a per share liquidation preference, subject to the liquidation preferences of the Series A Preferred Stock, the Series F-1, F-2, F-3 and F-4 Preferred and the Series H Preferred Stock of an amount equal to the sum of $1,000 plus 7% per annum simple interest thereon for the period since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock determined by dividing an amount equal to the initial purchase price of $1,000 by the lesser of (1) $2.00 and (2) the lowest closing sale price for the Common Stock for the ten trading days immediately preceding the conversion multiplied by the "Conversion Percentage." The "Conversion Percentage" is (a) 105% prior to the 61st day following July 28, 1997 (the "First Closing Date"), (b) 96% for the period between the 61st and the 90th day following the First Closing Date, (c) 85% for the period between the 91st and the 180th day following the First Closing Date, and (d) 81% for the period after the 180th day following the First Closing Date. The Series K Stock has a dividend rate of 7% per annum which is payable at the time of conversion or redemption in cash or shares of Common Stock, as elected by the Company.

During July 1997, the Company announced that it was suspending the dividend payment to holders of Series A Cumulative Convertible Preferred Stock ("Series A Stock"). Holders of Series A Stock did not receive dividends payable for the three months ended July 31, 1997 in the amount of $0.50 per share or $802,512.50 in the aggregate.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-Q quarterly report are forward-looking statements which involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.


Results of Operations - Six months ended June 30, 1997 and 1996

         Revenues. Total revenues were $18.5 million and $19.7 million for the six months ended June 30, 1997 and 1996, respectively. The $1.2 million decrease in revenue was the result of decreases in product revenue of $1.0 million, or 28%, and a decrease in service revenue of $194,000, or 6%. The decrease in product revenue was primarily attributable to the disposition in 1996 of Symmetrical Technologies, Inc. ("STI"), which reduced the Company's revenues by $1.5 million. The decrease in service revenue of $194,000 was also primarily the result of the disposition of STI, which contributed $170,000 of the decrease.

         Profit Margins. Profit margins for product sales increased 12 percentage points for the first six months of 1997 over the same period in 1996 as cost of products decreased from 62% to 50% of sales. The increase in product sales margins was primarily due to the disposition during 1996 of STI. Profit margins for service sales increased 3 percentage points for the six months ended June 30, 1997 as compared to 1996 as the cost of services decreased from 80% to 77% of sales. The increase in service sales margins from 20% to 23% was due to the Company is increasing emphasis on its custom development services.

         Sales and marketing. Sales and marketing expenses were $7.3 million or 39% of revenue for the six months ended June 30, 1997 compared to $8.3 million, or 42% of revenue in 1996. The decrease of $1.1 million, or 13%, was primarily the result of the Company's disposition of STI during 1996.

         General and administrative. G&A expenses were $3.3 million or 18% of revenue for the six months ended June 30, 1997 compared to $5.5 million, or 28% of revenue in 1996. The decrease of $2.2 million, or 40%, was primarily the result of the Company's efforts in cost reductions in the Company's continuing operations.

         Product development. The Company's expenditures on software research and development activities for the six months ended June 30, 1997 were $3.0 million, of which $0.7 million was capitalized and $2.3 million was expensed.
Software  research and  development  expenditures  for the 1996 period were $4.2 million, of which $1.1 million was capitalized and $3.1 million was expensed. The $1.2 million decrease in research and development expenditures is attributable to the Company's 1996 plan to consolidate the various 1View product development groups into a common product development organization operating under a single senior manager. During 1996, the Company consolidated its COLD product development groups from three separate locations to one, and vacated the excess office space. The Company's disposition of STI also resulted in a reduction of $116,000 in research and development expenditures.

         Gain on extinguishement of debt. The Company's French subsidiary realized a $267,000 gain in connection with the partial forgiveness of a grant made by a French government agency.

         Income taxes. The Company's income tax expense for the six months ended June 30, 1997 of $55,000 resulted from income generated by the Company's French operations that could not be offset by operating losses or carryforwards available in other jurisdictions. The Company had income tax benefit for the six months ended June 30, 1996 of $12,000, which was primarily the result of taxable losses generated by the Company's French operations.

         Net loss. The Company's net loss for the six months ended June 30, 1997 was $6.2 million as compared to a net loss of $11.6 million for the comparable period of 1996. The net loss decrease of $5.4 million for the first six months of 1997 as compared to the same period in 1996 is due primarily to the $2.2 million reduction in G&A expenses, $1.1 million reduction in sales and marketing expenses, $1.1 million reduction in product development expenses, increased profit margins resulting in $890,000 additional gross margin, and the exchange fee incurred in 1996.

         Net loss applicable to Common Stock. The net loss applicable to common shares includes adjustments for dividends and accretion amounts related to the Company's preferred stock. The net loss applicable to common shares was $8.1 million, or ($.33) per share, for the six months ended June 30, 1997 as compared to $13.5 million or ($.69) per share, for the comparable period of 1996. The decrease is attributable to the decrease in net loss described above.

Results of Operations - Three months ended June 30, 1997 and 1996

         Revenues. Total revenues were $9.3 million and $9.1 million for the three months ended June 30, 1997 and 1996, respectively. The $205,000 increase in revenue was the result of increases in product revenue of $704,000, or 21%, offset by a decrease in service revenue of $499,000, or 9%. The increase in product revenue was attributable to a $1,050,000 increase in comparable company revenue offset by a $346,000 reduction due to the disposition in 1996 of STI. The decrease in service sales of $499,000 was the result of a $406,000 decrease in comparable company revenues attributable to reduced sales by the Company's French operations and the weakening of the U.S. dollar against the French franc. The remaining decrease of $93,000 was due to the disposition of STI.

         Profit Margins. Profit margins for product sales increased 16 percentage points in the second quarter of 1997 over the same period in 1996 as cost of products decreased from 70% to 54% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed products and the disposition during 1996 of STI. Profit margins for service sales increased 3 percentage points for the three months ended June 30, 1997 as compared to 1996 as the cost of services decreased from 78% to 75% of sales. The increase in service sales margins from 22% to 25% was due to the Company increasing emphasis on its custom development services.

         Sales and marketing. Sales and marketing expenses were $3.6 million or 39% of revenue, for the three months ended June 30, 1997 compared to $4.4 million, or 48% of revenue in 1996. The decrease of $711,000, or 16%, was primarily the result of the Company's disposition of STI during 1996.

         General and administrative. G&A expenses were $1.7 million or 18% of revenue, for the three months ended June 30, 1997 compared to $3.1 million, or 34% of revenue in 1996. The decrease of $1.4 million, or 46%, was primarily the result of the Company's efforts in cost reductions in the Company's continuing operations.

         Product development. The Company's expenditures on software research and development activities in the three months ended June 30, 1997 were $1.6 million, of which $0.3 million was capitalized and $1.3 million was expensed.
Software research and development expenditures for the 1996 period were $1.7 million, of which $0.4 million was capitalized and $1.3 million was expensed.

         Income taxes. The Company's income tax expense for the three months ended June 30, 1997 of $61,000 resulted from income generated by the Company's French operations that could not be offset by operating losses or carryforwards available in other jurisdictions. The Company had income tax benefit for the three months ended June 30, 1996 of $114,000, which was primarily the result from losses generated by the Company's French operations that could not be offset by operating losses or carryforwards available in other jurisdictions.

         Net loss. The Company's net loss for the three months ended June 30, 1997 was $3.5 million as compared to $6.3 million for the comparable period of 1996. The net loss decrease of $2.8 million in the second quarter of 1997 as compared to the same period in 1996 is due primarily to the $1.4 million reduction in G&A expenses, increased profit margins resulting in $911,000 additional gross margin and a $711,000 reduction in sales and marketing expenses.

         Net loss applicable to Common Stock. The net loss applicable to common shares includes adjustments for dividends and accretion amounts related to the Company's preferred stock. The net loss applicable to common shares was $4.4 million, or ($.18) per share, for the three months ended June 30, 1997 as compared to $7.1 million or ($.35) per share, for the comparable period of 1996. The decrease is attributable to the decrease in net loss described above.


Liquidity and Capital Resources

         As of June 30, 1997, the Company had $1.8 million in cash and cash equivalents, as compared to $7.6 million in cash and cash equivalents at December 31, 1996. Net working capital was $4.5 million at June 30, 1997 and $9.9 million at December 31, 1996.

         During the first six months of 1997, the Company redeemed 1,000,000 shares of Series F Preferred Stock for $3,500,000 by using proceeds from its line of credit. In addition, the Company drew the remaining $1,500,000 from its domestic line of credit.

         For the six months ended June 30, 1997, the $5.8 million decrease in cash and cash equivalents resulted from the use of $3.3 million in cash to fund operating activities, $1.2 million to fund investing activities and $1.2 million in cash to fund financing activities.

         The $3.3 million funding of operating activities arose primarily with respect to a net loss in operations. The $1.2 million to fund investing activities arose with respect to capitalized software development costs and the purchase of fixed assets. The $1.2 million in cash used by financing activities arose primarily from the $1.8 million payment of preferred stock dividends and the principle payments on debt and capital lease obligations offset by proceeds of $5.0 million from borrowing from the line of credit.

         The adverse results of operations that the Company has experienced is expected to continue at least for the remainder of 1997. The Company believes that its existing cash, together with the current proceeds from the Convertible Notes, current and future proceeds from the sale of units, and the anticipated cash flows from operations, should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4.0 million, which is required for continued inclusion of the Company's securities on Nasdaq-NMS. However, there can be no assurance that the

Company will be able to satisfy the conditions precedent to the issuance of additional Units. Anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its 1View and other products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of equity securities. Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.



PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings

         The Company is not involved in any legal proceedings, other than the routine litigation incidental to the business.

Item 2.           Changes in Securities

         (c) On July 9, 1997, the Company entered into a transaction to raise $1.8 million through the issuance of two 8% convertible notes due July 8, 2002 and warrants to purchase 36,000 shares of Common Stock at an exercise price of $1.875 per share to, Wood Gundy in trust for RRSP 550 98866 19 and Gundyco in trust for RRSP 550 99119 12. The notes and the warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, to two accredited investors. Pursuant to the terms of the convertible notes, the Company is obligated to file a registration statement by September 9, 1997 to register the Common Stock issuable on conversion of the notes. The notes and warrants were sold for cash and no placement agent or underwriter was used. The warrants expire on July 8, 2000. The holders of the convertible notes have a security interest in accounts receivable, inventory, the intellectual property of the 1 View software and on the stock of Dorotech, S.A.

         The convertible notes are convertible into shares of the Company's Common Stock 45 days beginning after issue at a conversion price of $1.875 per share. On or after October 30, 1997, the holders have the right to redeem the convertible notes plus accrued interest on one business days' notice to the Company in cash or shares of Common Stock, at the Company's election. On or after October 30, 1997, the Company has the right to redeem the convertible notes plus accrued interest on 30 days' notice to the holders in cash or share of Common Stock, at the holders' election. If shares of Common Stock are used, Common Stock is issued at a rate of 90% of the previous 5 trading days average closing bid price.

         In addition, the Company entered into a securities purchase agreement dated as of July 28, 1997 ("Securities Purchase Agreement"), pursuant to which the Company agreed to issue up to 11,000 units ("Units") consisting of one share of Series K Convertible Preferred Stock of the Company ("Series K Preferred Stock") and warrants to purchase

75 shares of Common Stock (each a "Unit") to Zanett Lombardier, Ltd. and Capital Ventures International ("Purchasers"). On July 28, 1997, the Company issued 3,300 Units and received net proceeds of $2.9 million. The warrants issued to the Purchasers expire on July 27, 2002. Pursuant to the terms of the Securities Purchase Agreement, the Purchasers are required to purchase 3,000 additional Units if the Company achieves certain performance milestones and satisfies certain other conditions and the Purchasers have the option to purchase an additional $4.7 million of Units. The Series K Preferred Stock and the warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, to two accredited investors. The Company has granted each Purchaser registration rights, whereby the Company is obligated to file a registration statement as soon as practicable after each closing, but in no event later than the 60th day following such closing registering at least 135% of the shares of Common Stock issuable on conversion of the Series K Preferred Stock and the warrants issued to the Purchasers.

         Also, in connection with each issuance of Units, the Company is obligated to pay the placement agent, The Zanett Securities Corporation ("Zanett"), a fee of 8% of the aggregate gross proceeds received by the Company at closing and to issue to Zanett warrants to purchase Common Stock equal to 8% of the quotient obtained by dividing the aggregate purchase price of the Units issued by $1.625, the initial exercise price of the warrants issued to Zanett. The Company paid the placement agent a fee of $242,880 and issued a warrant to purchase 162,462 shares of Common Stock at an exercise price of $1.625 per share in connection with the first closing on July 28, 1997. The warrants expire on July 27, 2002. 135% of the number of shares of Common Stock issuable on exercise of the warrants issued to Zanett must also be included in the registration statement to be filed as described in the preceding paragraph.

         Each share of Series K Stock is convertible at the option of the holder into the number of shares of Common Stock determined by dividing the initial purchase price of $1,000 by the lesser of (a) $2.00 and (b) the lowest closing sale price for the Common Stock for the ten trading days immediately preceding the conversion multiplied by the "Conversion Percentage." The "Conversion Percentage" is (a) 105% prior to the 61st day following July 28, 1997 (the "First Closing Date"), (b) 96% for the period between the 61st and the 90th day following the First Closing Date, (c) 85% for the period between the 91st and the 180th day following the First Closing Date, and (d) 81% for the period after the 180th day following the First Closing Date. The Series K Stock has an effective dividend rate of 7% per annum, which is payable at the time of conversion or redemption in cash or shares of Common Stock, as elected by the Company.

         The conversion price of the Series K Preferred Stock and the warrants issued to the Purchasers and Zanett are subject to adjustment in certain circumstances.

Item 3.           Changes Upon Senior Securities

         (b) The Company failed to pay its quarterly dividend on its Series A Cumulative Convertible Preferred Stock of $0.50 per share or $802,512.50 in the aggregate.

Item 4.           Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on June 3, 1997 at which the Stockholders elected five directors, ratified the selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending 1997, and approved the adoption of the Employee Stock Purchase Plan. A proposal to ratify Sections 3.02, 3.04 and 3.05 of the Company's Bylaws was not approved by the Stockholders.

         The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

         Nominee                            For               Authority Withheld
         -------                        ----------            ------------------
         Robert P. Bernardi............ 17,365,608                 3,109,570
         John F. Burton................ 20,136,387                   338,791
         James J. Leto................. 20,146,787                   328,391
         C. Alan Peyser................ 20,144,587                   330,591
         Robert Ripp................... 20,145,787                   329,391

         In connection with the ratification of the selection of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending 1997, 20,242,301 shares were voted in favor of the ratification, 151,572 were voted against, 81,305 abstained.

         With respect to the proposal to approve the adoption of the Employee Stock Purchase Plan, 19,429,885 shares were voted for the proposal, 607,143 were voted against, 119,770 abstained, and 318,380 were Broker non-votes.

         As for the proposal to ratify the adoption of amendments to Sections 3.02, 3.04, and 3.05 of the Bylaws of the Company to provide for a classified Board of Directors, 8,058,836 shares were voted in favor of the proposal, 1,240,517 were voted against, 79,870 abstained, and 10,746,385 were Broker non-votes.

Item 6.            Exhibits and Reports on Form 8-K

(a)                Exhibits

                  3.11 Amended and Restated Bylaws of the Company as of June 3, 1997

                  3.12 Certificate of Designation of Series K Convertible Preferred Stock of the Company filed in Delaware on July 28, 1997.

                  10.22 Eight Percent (8%) Convertible Note between Network Imaging Corporation and Wood Gundy in trust for RRSP 550 98866 19 and Gundyco in trust for RRSP 550 99119 12 as of July 9, 1997 and attached Schedule.

                  10.23 Securities Purchase Agreement between Network Imaging Corporation and Capital Ventures International and Zanett Lombardier, Ltd. as of July 28, 1997.

                  10.24 Registration Rights Agreement between Network Imaging Corporation and Capital Ventures International and Zanett Lombardier, Ltd. as of July 28, 1997.

                  10.25 Warrant to purchase 20,000 shares of Common Stock issued to Wood Gundy in trust for RRSP 550 98866 19 dated July 9, 1997.

                  10.26 Warrant to purchase 16,000 shares of Common Stock issued to Gundyco in trust for RRSP 550 99119 12 dated July 9, 1997.

                  10.27 Warrant to purchase 112,500 shares of Common Stock issued to Capital Ventures International dated July 28, 1997.

                  10.28 Warrant to purchase 135,000 shares of Common Stock issued to Zanett Lombardier, Ltd. dated July 28, 1997.

                  10.29 Warrant to purchase 162,462 shares of Common Stock issued to the Zanett Securities Corporation dated July 28, 1997.

                  10.30  Placement Agency  Agreement  dated July 2, 1997 between
                  Network   Imaging   Corporation   and  The  Zanett  Securities
                  Corporation

                  10.31 Security Agreement dated as of December 31, 1996 between Network Imaging Corporation and Fred Kassner

                  10.32 Amendment No. 1 to Loan Agreement dated as of June 8, 1997 between Network Imaging Corporation and Fred Kassner

                  10.33 Amendment No. 1 to Security Agreement dated as of June 8, 1997 between Network Imaging Corporation and Fred Kassner

                  27.  Financial data schedule

(b)               Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        NETWORK IMAGING CORPORATION
                                                (Registrant)


Date:  August 14, 1997                     By /s/ James Leto
                                             --------------
                                           James J. Leto
                                           President and Chief Executive Officer


Date:  August 14, 1997                     By /s/ Jorge R. Forgues
                                              --------------------
                                           Jorge R. Forgues
                                           Senior Vice President of Finance and
                                           Administration, Chief Financial
                                           Officer and Treasurer