Form 10-Q/A
period 1997-06-30
NETWORK IMAGING CORP
filed 1997-09-11
CIK 883946

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A

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

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           3.11  Amended and Restated Bylaws of  the Company as of May 17, 1996.

           3.12 Certificate of Designation of Series K Convertible Preferred Stock of the Company filed in Delaware on July 28, 1997. *

           10.22 Eight Percent (8%) Convertible Note between Network Imaging Corporation and Wood Gundy in trust for RRSP 550 98866 19 and Gundyco in trust for RRSP 550 99119 12 as of July 9, 1997 and attached Schedule. *

           10.23 Securities Purchase Agreement between Network Imaging Corpor-ation and Capital Ventures International and Zanett Lombardier, Ltd. as of July 28, 1997. *

           10.24 Registration Rights Agreement between Network Imaging Corpor-ation and Capital Ventures International and Zanett Lombardier, Ltd. as of July 28, 1997. *

           10.25 Warrant to purchase 20,000 shares of Common Stock issued to Wood Gundy in trust for RRSP 550 98866 19 dated July 9, 1997. *

           10.26 Warrant to purchase 16,000 shares of Common Stock issued to Gundyco in trust for RRSP 550 99119 12 dated July 9, 1997. *

           10.27 Warrant to purchase 112,500 shares of Common Stock issued to Capital Ventures International dated July 28, 1997. *

           10.28 Warrant to purchase 135,000 shares of Common Stock issued to Zanett Lombardier, Ltd. dated July 28, 1997. *

           10.29 Warrant to purchase 162,462 shares of Common Stock issued to the Zanett Securities Corporation dated July 28, 1997. *

           10.30 Placement Agency Agreement dated July 2, 1997 between Network Imaging Corporation and The Zanett Securities Corporation. *

           10.31 Security Agreement dated as of December 31, 1996 between Network Imaging Corporation and Fred Kassner. *

           10.32 Amendment No. 1 to Loan Agreement dated as of June 8, 1997 between Network Imaging Corporation and Fred Kassner. *

           10.33 Amendment No. 1 to Security Agreement dated as of June 8, 1997 between Network Imaging Corporation and Fred Kassner. *

           27.  Financial data schedule. *

* Filed Previously


(b)                Reports on Form 8-K

                   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      NETWORK IMAGING CORPORATION
                                              (Registrant)


Date: September 11, 1997                  By /s/ James Leto
                                             --------------
                                          James J. Leto
                                          President and Chief Executive Officer


Date: September 11, 1997                  By /s/ Jorge R. Forgues
                                             --------------------
                                          Jorge R. Forgues
                                          Senior Vice President of Finance and
                                          Administration, Chief Financial
                                          Officer and Treasurer