Form 10-Q
period 1997-09-30
NETWORK IMAGING CORP
filed 1997-11-04
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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

The number of outstanding shares of the issuer's Common Stock, $.0001 par value, as of November 4, 1997 was 25,959,101.

                           NETWORK IMAGING CORPORATION

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets at September 30, 1997
           (unaudited) and December 31, 1996                               2

           Consolidated Statements of Operations (unaudited)
           for the three months ended September 30, 1997 and 1996          3

           Consolidated Statements of Operations (unaudited)
           for the nine months ended September 30, 1997 and 1996           4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the nine months ended September 30, 1997        5

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 1997 and 1996           6

           Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Change upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 6.  Exhibits and Reports on Form 8-K                                  16

                 NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                      September 30, December 31,
                                                          1997         1996
                                                       -----------  -----------
                                                       (Unaudited)
                                ASSETS

Current assets:
 Cash and cash equivalents                               $   3,782    $   7,601
 Accounts and notes receivable, net                         14,451       13,243
 Inventories                                                 1,404        1,503
 Prepaid expenses and other                                  2,214        2,362
                                                         ---------    ---------
    Total current assets                                    21,851       24,709
Fixed assets, net                                            2,096        2,887
Long-term notes receivable, net                              1,648        1,979
Software development costs and
 purchased technology, net                                   3,347        3,813
Goodwill, net                                                2,228        3,237
Other assets                                                   310          153
                                                         ---------    ---------
    Total assets                                         $  31,480    $  36,778
                                                         =========    =========


                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and
  obligations under capital leases                       $   1,238    $   2,063
 Accounts payable                                            3,890        3,185
 Accrued compensation and related
  expenses                                                   1,983        1,891
 Deferred revenue                                            3,599        3,789
 Other accrued expenses                                      4,895        3,888
                                                         ---------    ---------
    Total current liabilities                               15,605       14,816
Long-term debt and obligations
 under capital leases                                        7,318           88
Deferred income taxes                                          191          300
                                                         ---------    ---------
    Total liabilities                                       23,114       15,204
Commitments
Redeemable Series F preferred
 stock, 792,186 and 1,792,186
 shares issued and outstanding                               6,357        9,857
Stockholders' equity:
 Preferred stock, $.0001 par
  value,  20,000,000 shares
  authorized;  1,608,335 and
  1,605,675 shares issued and
  outstanding
 Common stock, $.0001 par value,
  50,000,000 shares authorized;
  25,865,809 and 22,896,612
  shares issued and outstanding                                  3            2
 Additional paid-in-capital                                124,808      124,429
 Accumulated deficit                                      (122,233)    (113,098)
 Translation adjustment                                       (569)         384
                                                         ---------    ---------
    Total stockholders' equity                               2,009       11,717
                                                         ---------    ---------
    Total liabilities and stockholders' equity           $  31,480    $  36,778
                                                         =========    =========









   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                     1997              1996
                                                  -----------       -----------

Revenue:
  Products                                        $     5,225       $     4,107
  Services                                              4,719             5,272
                                                  -----------       -----------
                                                        9,944             9,379
                                                  -----------       -----------
Costs and expenses:
  Cost of products sold                                 2,585             2,169
  Cost of services provided                             3,865             3,700
  Sales and marketing                                   3,649             3,332
  General and administrative                            1,649             1,995
  Product development                                   1,142             1,129
  Loss on sale of subsidiary                             --                 921
                                                  -----------       -----------
                                                       12,890            13,246
                                                  -----------       -----------
Loss before investment and
 interest income and income taxes                      (2,946)           (3,867)
  Investment and interest income
  (expense), net                                         (130)               41
                                                  -----------       -----------
Loss before income taxes                               (3,076)           (3,826)
  Income tax benefit                                     (142)              (77)
                                                  -----------       -----------
Net loss                                               (2,934)           (3,749)
                                                  -----------       -----------

Preferred stock preferences
  Accrued dividends                                      (930)             (865)
  Imputed dividends                                      (774)             --
                                                  -----------       -----------
Net loss applicable to
 common shares                                    $    (4,638)      $    (4,614)
                                                  ===========       ===========

Net loss per common share                         $     (0.18)      $     (0.22)
                                                  ===========       ===========

Weighted average shares outstanding                25,436,748        21,112,811
                                                  ===========       ===========












   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                     1997              1996
                                                 ------------      ------------

Revenue:
  Products                                       $     13,591      $     13,497
  Services                                             14,805            15,552
                                                 ------------      ------------
                                                       28,396            29,049
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 6,740             7,976
  Cost of services provided                            11,681            11,975
  Sales and marketing                                  10,901            11,652
  General and administrative                            4,949             7,522
  Product development                                   3,451             4,190
  Gain from extinguishment of debt                       (267)             --
  Loss on sale of subsidiary                             --                 921
  Exchange fee and gain on
   sale of asset, net                                    --                 619
  Restructuring costs                                    --                (175)
                                                 ------------      ------------
                                                       37,455            44,680
                                                 ------------      ------------
Loss before investment and
 interest income and income taxes                      (9,059)          (15,631)
  Investment and interest income
  (expense), net                                         (163)              188
                                                 ------------      ------------
Loss before income taxes                               (9,222)          (15,443)
  Income tax benefit                                      (87)              (89)
                                                 ------------      ------------
Net loss                                               (9,135)          (15,354)
                                                 ------------      ------------

Preferred stock preferences
  Accrued dividends                                    (2,836)           (2,749)
  Imputed dividends                                      (774)             --
                                                 ------------      ------------
Net loss applicable to
 common shares                                   $    (12,745)     $    (18,103)
                                                 ============      ============

Net loss per common share                        $      (0.51)     $      (0.90)
                                                 ============      ============

Weighted average shares outstanding                24,957,354        20,081,412
                                                 ============      ============












   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1997
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                                                          Additional
                                                 Preferred Stock                 Common Stock              paid-in      Accumulated
                                                  Shares        Amt.          Shares            Amt.       capital         Deficit
                                              -----------------------      --------------------------     ----------     ----------

Balance December 31, 1996                     1,605,675      $     --       22,896,612     $        2     $  124,429     ($ 113,098)

Issuance of common stock
 upon exercise of warrants                                                      23,331                            23

Conversion of preferred
 stock                                             (640)                     2,926,818              1

Offering costs on issuance
 of preferred stock                                                                                              (25)

Issuance of Series K preferred
 stock, net of offering costs
 of $566                                          3,300                                                        3,700

Issuance of common stock                                                        19,048                            27

Issuance of warrants and
 extension                                                                                                       264

Accrued dividends on preferred
 stock                                                                                                        (2,836)

Imputed dividends on preferred
 stock                                                                                                          (774)

Translation adjustment

Net loss                                                                                                                     (9,135)
                                             ------------------------      --------------------------     ----------     ----------

Balance September 30, 1997                    1,608,335            --       25,865,809     $        3        124,808       (122,233)
                                             ========================      ==========================     ==========     ==========

                                            Translation
                                             Adjustment               Total
                                            ------------          -------------

Balance December 31, 1996                       $    384               $ 11,717

Issuance of common stock
 upon exercise of warrants                                                   23

Conversion of preferred
 stock                                                                        1

Offering costs on issuance
 of preferred stock                                                         (25)

Issuance of Series K preferred
 stock, net of offering costs
 of $566                                                                  3,700

Issuance of common stock                                                     27

Issuance of warrants and
 extension                                                                  264

Accrued dividends on preferred
 stock                                                                   (2,836)

Imputed dividends on preferred
 stock                                                                     (774)

Translation adjustment                              (953)                  (953)

Net loss                                                                 (9,135)
                                                --------               --------

Balance September 30, 1997                          (569)              $  2,009
                                                ========               ========








   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                           1997          1996
                                                        ----------    ----------
                                                             (In thousands)

Cash flows from operating activities:
 Net loss                                                $ (9,135)     $(15,354)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                            3,752         4,465
   Gain on sale of asset                                     --            (111)
   Restructuring costs                                       --            (175)
   Loss on sale of subsidiary                                --             921
   Other non-cash items                                        15          --
   Changes in assets and
    liabilities:
     Accounts and notes receivable                         (1,837)        3,147
     Inventories                                               (6)          358
     Prepaid expenses and other                               145        (1,103)
     Accounts payable                                       1,698        (1,421)
     Accrued compensation and
      related expenses                                        242          (494)
     Accrued expenses, other                                  161        (1,656)
     Deferred revenues                                        (81)        1,707
     Deferred income taxes                                    (71)         (235)
                                                         --------      --------
Net cash used in operating activities                      (5,117)       (9,951)
                                                         --------      --------

Cash flows from investing activities:
 Sale of short-term investments                              --             111
 Capitalized software development
  and license costs                                        (1,059)       (1,513)
 Purchases of fixed assets                                   (557)         (748)
 Net cash provided in business
  divestiture                                                --            (401)
                                                         --------      --------
Net cash used in investing activities                      (1,616)       (2,551)
                                                         --------      --------

Cash flows from financing activities:
 Proceeds from issuance of common
  and preferred stocks, net                                    (2)       16,937
 Proceeds from issuance of Series
  K preferred stock, net                                    2,926          --
 Cash dividends paid on Series A
  preferred stock                                          (1,605)       (2,408)
 Cash dividends paid on Series F
  preferred stock                                            (174)         --
 Payments on Mandatory Redeemable
  Preferred Stock                                          (3,500)         --
 Proceeds from borrowings                                   5,000          --
 Proceeds from issuance of
  long-term debt                                            2,000
 Proceeds from sale and leaseback
  of fixed assets                                            --             196
 Proceeds from Notes Receivable
  related to business divestitures                             60          --
 Principal payments on capital
  lease obligations                                          (800)         (667)
 Principal payments on debt                                  (843)         (271)
                                                         --------      --------
Net cash provided by financing
 activities                                                 3,062        13,787
                                                         --------      --------

Effect of exchange rate changes on
 cash and cash equivalents                                   (148)          (77)
Net decrease in cash and cash
 equivalents                                               (3,819)        1,208
Cash and cash equivalents at
 beginning of year                                          7,601         9,359
                                                         --------      --------
Cash and cash equivalents at September 30,               $  3,782      $ 10,567
                                                         ========      ========

Supplemental Cash Flow Information:
     Interest paid                                       $    478      $    231
     Income taxes paid                                   $    261      $    170




   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

The Company intends to adopt Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131), in fiscal year 1998. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. The adoption of SFAS No. 131 is not expected to materially impact the Company's financial position or results of operations.

3.  REDEEMABLE PREFERRED STOCK

During the first quarter of 1997, the Company redeemed 1,000,000 shares of Series F Preferred Stock for $3.5 million. The Company used proceeds from its line of credit to finance the Series F Preferred share buy back.

During the second quarter of 1997, the Company was to have redeemed the remaining 792,186 shares of Series F Preferred Stock for $2.8 million. Under an amendment to the December 1996 redemption agreement, the $2.8 million payment is now due on January 31, 1998, subject to certain acceleration terms related to the occurrence of certain events that are under the control of the Company.

4.  LINE OF CREDIT

During the second quarter of 1997, the Company drew the remaining $1.5 million from its $5.0 million line of credit established to finance the Series F Preferred share buy back. As part of the additional borrowing, the use of proceeds restriction was amended to allow its use for general corporate purposes and the Company entered into an amendment to the security agreement, which expanded the lender's security interest to include all personal property of the Company, including without limitation, (1) all personal property of the Company,
(2) all leases, licenses, permits, (3) all 1View software products intellectual property now owned or hereafter developed by the Company, (4) all inventory, (5) all accounts, contract rights, chattel papers, instruments, general intangibles, documents, other obligations, monies, revenues, credits, claims, goodwill and causes of action. (6) all trade or service names, trademarks, service marks, logos and all patents, patent applications, copyrights, licensing agreements and royalty payments, (7) proceeds of the foregoing, and (8) all of the capital stock of Dorotech, S.A.

5.  NASDAQ-NMS MAINTENANCE REQUIREMENTS

At June 30, and September 30, 1997, the Company had not maintained net tangible assets of at least $4 million, which is one of the quantitative maintenance criteria for inclusion of the Company's securities on Nasdaq-NMS. To remedy the short-fall and offset any adverse impact, the Company issued, during July 1997, 3,300 shares of Series K Convertible Preferred Stock ("Series K Stock") and warrants and received net proceeds of $2.9 million. Pursuant to the terms of the offering, the purchasers are also required to make additional purchases of shares for $3.0 million upon the Company's achievement of certain performance milestones and the satisfaction of certain other conditions and an additional $4.7 million at their option (See Note 7). Although the Company believes that it can maintain the required net tangible assets of at least $4 million through additional issuances of its Series K Stock or other additional offerings of equity securities, there can be no assurance that the Company will complete such offerings or that, if completed, they will be on terms favorable to the Company or in an amount sufficient to permit the Company to continue to maintain net tangible assets of at least $4 million.

On August 21, 1997, the Company received a letter from the Nasdaq National Market indicating that the Company may not have sufficient assets to continue its listing on the Nasdaq National Market. The Company has responded to that inquiry and after further correspondence with Nasdaq requested a hearing before the Nasdaq National Market's Hearing Department to explain its plan for achievement and maintenance of the minimum net tangible assets requirement. Following a hearing held on Thursday, October 30, 1997, a Nasdaq Listing Qualifications Panel determined to grant the Company's request for continued inclusion in the Nasdaq National Market pursuant to an exception to the Nasdaq National Market's minimum net tangible asset requirement.

The Panel found that the Company had presented a reasonable plan for compliance. Based upon the plan detailed by the Company, the Panel concluded that the Company could achieve compliance with the continued listed requirements for the long-term.

In order to fully comply with the exception granted by the Panel, the Company must complete its plan of compliance in accordance with a timetable set forth by the Panel. The Company must demonstrate full compliance with the Nasdaq National Market continued listing requirements by December 31, 1997. The Panel also required that the Company have a minimum of $6.0 million in net tangible assets to ensure long term compliance with the net tangible assets requirement.


6.  CONVERTIBLE NOTES

During July and August 1997, the Company issued, pursuant to a private placement exemption under the Securities Act of 1933, as amended, 8% Convertible Notes due July 8, 2002 and August 20, 2002 totaling $2.0 million. The notes are convertible into the Company's Common Stock beginning 45 days after issue at a conversion price of $1.875 and $1.50 per share, the price on the issue dates.

On or after October 30, and December 12, 1997, the holders have the right to redeem the convertible notes plus accrued interest on one business days' notice to the Company in cash or shares of Common Stock, at the Company's election. On or after October 30, and December 12, 1997, the Company has the right to redeem the convertible notes plus accrued interest on 30 days' notice to the holders in cash or share of Common Stock, at the holders' election. If shares of Common Stock are used, Common Stock is issued at a rate of 90% of the previous 5 trading days average closing bid price. The interest is compounded semi-annual-ly. The warrants issued to the investors have an exercise price of $1.875 and $1.50 per share and expire on July 8, and August 20, 2000, respectively.


7.  CONVERTIBLE PREFERRED STOCK OFFERINGS

During July 1997, the Company agreed to issue up to 11,000 units ("Units") consisting of one share of Series K Stock and warrants to acquire 75 shares of Common Stock at an exercise price of $2.40 per share at the price of $1,000 per Unit. On July 28, 1997, the Company issued 3,300 Units and received net proceeds of $2.9 million ("the Offering"). The Company also issued warrants to purchase 162,462 shares of Common Stock at $1.625 per share to the placement agent in the transaction. Under the requirements of a newly issued SEC staff position, the carrying value of the Series K Preferred Stock was increased by $774,000, or the corresponding amount allocated to beneficial conversion feature described below. The Company also recorded a related $774,000 non-cash charge to preferred stock dividends. In accordance with the terms of the Offering, the proceeds will be used for working capital and general corporate purposes. Pursuant to the terms of the Offering, the purchasers are required to make additional purchases of the Units for

$3.0 million upon the Company's achievement of certain performance milestones and the satisfaction of certain other conditions. The remaining $4.7 million is to be offered to the purchasers and the purchasers, at their election, may elect to make purchases of the Units. In connection with the sale of the Units, the Company agreed to register the Common Stock issuable upon the conversion of the preferred stock and the execution of the warrants.

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


8.  PREFERRED STOCK DIVIDENDS

During July 1997, the Company announced that it was suspending the dividend payment to holders of Series A Cumulative Convertible Preferred Stock ("Series A Stock"). Holders of Series A Stock did not receive dividends payable for the three months ended July 31, 1997 or October 31, 1997 in the amounts of $0.50 per share or $802,512.50 in the aggregate, respectively.


9.  STOCK OPTION REPRICING

In August 1997, the Board of Directors approved a plan to reprice the Company's outstanding stock options. The plan allowed holders of out-of-the-money options, excluding executives, officers, and directors, to receive a new exercise price of $1.50 per option share, the market price on the date of approved plan. The plan allowed executives and officers of out-of-the-money options to also receive a new exercise price of $1.50 but for fewer shares of Common Stock determined pursuant to the Black-Scholes formula intended to result in approximate economic equivalence between old and new options. As a result, options for an aggregate of 561,752 out of a total of 1,635,000 shares of Common Stock at exercise prices ranging from $6.82 to $1.91 per share were surrendered pursuant to this repricing. Stock options held by the Company's Board of Directors were not repriced.

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


Results of Operations - Nine months ended September 30, 1997 and 1996

         Revenues. Total revenues were $28.4 million and $29.0 million for the nine months ended September 30, 1997 and 1996, respectively. The $700,000 decrease in revenue was the result of decreases in service revenue of $700,000, or 5%, offset by an increase in product revenue of $94,000, or 1%. The decrease in service revenue was attributable to a decrease of $1.6 million in the Company's French subsidiary's service revenues, due in part to the weakening of the U.S. dollar against the French franc and to a temporary slow down in a major service contract, offset by a $1.1 million increase in domestic service revenue. The disposition in 1996 of Symmetrical Technologies, Inc. ("STI"), also reduced the Company's service revenues by $170,000. The increase in product revenue of $94,000 was the result of a $2.2 million increase in comparative company U.S. revenues offset by a decrease of $640,000 in the Company's French subsidiary's product revenues and a decrease of $1.5 million due to the disposition of STI in 1996.

         Profit Margins. Profit margins for product sales increased 9 percentage points for the first nine months of 1997 over the same period in 1996 as cost of products decreased from 59% to 50% of sales. The increase in product sales margins was due in part to the disposition during 1996 of STI, and an increase in both domestic and French margins. Profit margins for service sales decreased 2 percentage points for the nine months ended September 30, 1997 as compared to 1996 as the cost of services increased from 77% to 79% of sales. The decrease in service sales margins from 23% to 21% was attributable to the Company's French subsidiary.

         Sales and marketing. Sales and marketing expenses were $10.9 million or 38% of revenue for the nine months ended September 30, 1997 compared to $11.7 million, or 40% of revenue in 1996. The decrease of $800,000, or 6%, was primarily the result of the Company's disposition of STI during 1996.

         General and administrative. G&A expenses were $4.9 million or 17% of revenue for the nine months ended September 30, 1997 compared to $7.5 million, or 26% of revenue in 1996. The decrease of $2.6 million, or 34%, was primarily the result of the Company's efforts in cost reductions in the Company's continuing operations.

         Product development. The Company's expenditures on software research and development activities for the nine months ended September 30, 1997 were $4.5 million, of which $1.1 million was capitalized and $3.4 million was expensed. Software research and development expenditures for the 1996 period were $5.7 million, of which $1.5 million was capitalized and $4.2 million was expensed. The $1.2 million decrease in research and development expenditures is attributable to the Company's 1996 plan to consolidate the various 1View product development groups into a common product development organization operating under a single senior manager. During 1996, the Company consolidated its COLD product development groups from three separate locations to one, and vacated the excess office space. The Company's disposition of STI also resulted in a reduction of $208,000 in research and development expenditures.

         Gain on extinguishement of debt. The Company's French subsidiary realized a $267,000 gain in connection with the partial forgiveness of a grant made by a French government agency.

         Income taxes. The Company's income tax benefit for the nine months ended September 30, 1997 and 1996 of $87,000 and $89,000, respectively, resulted from taxable losses generated by the Company's French operations.

         Net loss. The Company's net loss for the nine months ended September 30, 1997 was $9.1 million as compared to a net loss of $15.3 million for the comparable period of 1996. The net loss decrease of $6.2 million for the first nine months of 1997 as compared to the same period in 1996 is due primarily to the $2.6 million reduction in G&A expenses, $800,000 reduction in sales and marketing expenses, $700,000 reduction in product development expenses, increased profit margins resulting in $880,000 additional gross margin, and the loss on sale of subsidiary and exchange fee incurred in 1996.

         Net loss applicable to Common Stock. The net loss applicable to common shares includes adjustments for dividends and accretion amounts related to the Company's preferred stock. The net loss applicable to common shares was $12.7 million, or ($.51) per share, for the nine months ended September 30, 1997 as compared to $18.1 million or ($.90) per share, for the comparable period of 1996. The decrease is attributable to the decrease in net loss described above.

Results of Operations - Three months ended September 30, 1997 and 1996

         Revenues. Total revenues were $9.9 million and $9.4 million for the three months ended September 30, 1997 and 1996, respectively. The $565,000 increase in revenue was the result of increases in product revenue of $1.1 million, or 27%, offset by a decrease in service revenue of $553,000, or 10%. The increase in product revenue was attributable to a $790,000 increase in domestic revenue and an increase of $327,000 in the Company's French subsidiary revenue. The decrease in service sales of $550,000 was the result of a $800,000 decrease in sales by the Company's French operations, due in part to the weakening of the U.S. dollar against the French franc, offset by a $250,000 increase in domestic service revenues.

         Profit Margins. Profit margins for product sales increased 4 percentage points in the third quarter of 1997 over the same period in 1996 as cost of products decreased from 53% to 49% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed products. Profit margins for service sales decreased 12 percentage points for the three months ended September 30, 1997 as compared to 1996 as the cost of services increased from 70% to 82% of sales. The decrease in service sales margins from 30% to 18% was attributable to declines at the Company's French subsidiary.

         Sales and marketing. Sales and marketing expenses were $3.6 million or 37% of revenue, for the three months ended September 30, 1997 compared to $3.3 million, or 36% of revenue in 1996. The increase of $317,000, or 10%, was primarily the result of the Company's increase marketing programs and additions to the sales force.

         General and administrative. G&A expenses were $1.6 million or 17% of revenue, for the three months ended September 30, 1997 compared to $2.0 million, or 21% of revenue in 1996. The decrease of $346,000, or 17%, was primarily the result of the Company's efforts in cost reductions in the Company's continuing operations.

         Product development. The Company's expenditures on software research and development activities in the three months ended September 30, 1997 were $1.5 million, of which $300,000 was capitalized and $1.2 million was expensed. Software research and development expenditures for the 1996 period were $1.5 million, of which $400,000 was capitalized and $1.1 million was expensed.

         Income taxes. The Company's income tax benefit for the three months ended September 30, 1997 and 1996 of $142,000 and $77,000, respectively, resulted from losses generated by the Company's French operations.

         Net loss. The Company's net loss for the three months ended September 30, 1997 was $2.9 million as compared to $3.7 million for the comparable period of 1996. The net loss decrease of $815,000 in the third quarter of 1997 as compared to the same period in 1996 is due primarily to the $346,000 reduction in G&A expenses and the loss on sale of subsidiary in 1996, offset by increases in sales and marketing expenses.

         Net loss applicable to Common Stock. The net loss applicable to common shares includes adjustments for dividends and accretion amounts related to the Company's preferred stock. The net loss applicable to common shares was $4.6 million, or ($.18) per share, for the three months ended September 30, 1997 as compared to $4.6 million or ($.22) per share, for the comparable period of 1996. The decrease is attributable to the decrease in net loss described above.


Liquidity and Capital Resources

         As of September 30, 1997, the Company had $3.8 million in cash and cash equivalents, as compared to $7.6 million in cash and cash equivalents at December 31, 1996. Net working capital was $6.2 million at September 30, 1997 and $9.9 million at December 31, 1996.

         During the first nine months of 1997, the Company redeemed 1,000,000 shares of Series F Preferred Stock for $3.5 million by using proceeds from its domestic line of credit, and drew the remaining $1,500,000 from its line of credit. In addition, the Company issued convertible debentures and Series K Preferred Stock for which it received net proceeds of $2.0 million and $2.9 million, respectively.

         For the nine months ended September 30, 1997, the $3.8 million decrease in cash and cash equivalents resulted from the use of $5.1 million in cash to fund operating activities, $1.6 million to fund investing activities, offset by $3.1 million in cash generated by financing activities.

         The $5.1 million funding of operating activities arose primarily with respect to a net loss in operations. The $1.6 million to fund investing activities arose with respect to capitalized software development costs and the purchase of fixed assets. The $3.1 million in cash provided by financing activities arose primarily from the proceeds of $5.0 million from borrowing from the line of credit, $2.0 million from the issuance of convertible debentures and $2.9 million from the issuance of Series K Preferred Stock, offset by the $1.8 million payment of preferred stock dividends, $3.5 million payment on the Company's Mandatory Redeemable Preferred Stock and the principle payments on debt and capital lease obligations.

         The adverse results of operations that the Company has experienced is expected to continue at least until part of 1998. The Company believes that its existing cash, together with the future proceeds from the sale of Series K Preferred units and the anticipated cash flows from operations, should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4.0 million, which is required for continued inclusion of the Company's securities on Nasdaq-NMS. However, there can be no assurance that the Company will be able to satisfy the conditions precedent to the issuance of additional Units. The second tranche of financing of $3.0 million pursuant to the Securities Purchase Agreement between the Company and

Zanett Lombardier, Ltd. and Capital Ventures International is scheduled to close on or before November 30, 1997. In order for the closing to take place, the Company has to achieve certain milestones. The Company has already satisfied three out of the four milestones for the second tranche, and the Company expects to fulfill the fourth criterion before the scheduled second tranche payment. Anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its 1View and other products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of equity securities. Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.


PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings

         The Company is not involved in any legal proceedings, other than the routine litigation incidental to the business.

Item 2.           Changes in Securities

         (c) On August 21, 1997, the Company entered into a transaction to raise $200,000 through the issuance of a 8% convertible note due August 20, 2002 and warrants to purchase 4,000 shares of Common Stock at an exercise price of $1.50 per share to, Gundyco in trust for RRSP 550 99119 12. The note and the warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, to an accredited investor. Pursuant to the terms of the convertible note, the Company is obligated to file a registration statement by December 12, 1997 to register the Common Stock issuable on conversion of the note. The note and warrants were sold for cash and no placement agent or underwriter was used. The warrants expire on August 20, 2002. The holder of the convertible note has a security interest in accounts receivable, inventory, the intellectual property of the 1 View software and on the stock of Dorotech, S.A.

         The convertible note is convertible into shares of the Company's Common Stock 45 days beginning after issue at a conversion price of $1.50 per share. On or after December 12, 1997, the holder has the right to redeem the convertible note plus accrued interest on one business days' notice to the Company in cash or shares of Common Stock, at the Company's election. On or after December 12, 1997, the Company has the right to redeem the convertible note plus accrued interest on 30 days' notice to the holder in cash or share of Common Stock, at the holders' election. If shares of Common Stock are used, Common Stock is issued at a rate of 90% of the previous 5 trading days average closing bid price.

Item 3.   Changes Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          10.34 Eight Percent (8%) Convertible Notes between Network Imaging Corporation and Gundyco in trust for RRSP 550 99119 12 as of August 21, 1997 and attached Schedule.

          10.35 Warrant to purchase 4,000 shares of Common Stock issued to Gundyco in trust for RRSP 550 99119 12 dated August 21, 1997.

          27.  Financial data schedule

(b)       Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  NETWORK IMAGING CORPORATION
                                         (Registrant)


Date:  November 4, 1997                         By /s/ James Leto
                                                   ---------------------
                                                James J. Leto
                                                President and  Chief  Executive
                                                Officer


Date:  November 4, 1997                         By /s/ Jorge R. Forgues
                                                   --------------------
                                                Jorge R. Forgues
                                                Senior Vice President of Finance
                                                and Administration, Chief Finan-
                                                cial Officer and Treasurer