Form 10-Q/A
period 1997-09-30
NETWORK IMAGING CORP
filed 1997-12-04
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A-1

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

The number of outstanding shares of the issuer's Common Stock, $.0001 par value, as of December 4, 1997 was 25,959,101.

                           NETWORK IMAGING CORPORATION

                                  Form 10-Q/A-1


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets at September 30, 1997
           (unaudited) and December 31, 1996                               2

           Consolidated Statements of Operations (unaudited)
           for the three months ended September 30, 1997 and 1996          3

           Consolidated Statements of Operations (unaudited)
           for the nine months ended September 30, 1997 and 1996           4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the nine months ended September 30, 1997        5

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 1997 and 1996           6

           Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities                                             17

Item 3.  Change upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 6.  Exhibits and Reports on Form 8-K                                  18

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                                       Pro Forma at
                                                                                        December 31,   September 30,   September 30,
                                                                                           1996            1997             1997
                                                                                        -----------     -----------     -----------
                                                                                                        (Unaudited)     (Unaudited)
                           ASSETS
Current assets:
 Cash and cash equivalents                                                                $   7,601       $   3,782       $   3,782
 Accounts and notes receivable, net                                                          13,243          14,451          14,451
 Inventories                                                                                  1,503           1,404           1,404
 Prepaid expenses and other                                                                   2,362           2,214           2,214
                                                                                          ---------       ---------       ---------
        Total current assets                                                                 24,709          21,851          21,851
Fixed assets, net                                                                             2,887           2,096           2,096
Long-term notes receivable, net                                                               1,979           1,648           1,648
Software development costs and purchased technology, net                                      3,813           3,347           3,347
Goodwill, net                                                                                 3,237           2,228           2,228
Other assets                                                                                    153             310             310
                                                                                          ---------       ---------       ---------
          Total assets                                                                    $  36,778       $  31,480       $  31,480
                                                                                          =========       =========       =========


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and obligations under capital leases $                               2,063       $   1,238       $   1,238
 Accounts payable                                                                             3,185           3,890           3,890
 Accrued compensation and related expenses                                                    1,891           1,983           1,983
 Deferred revenue                                                                             3,789           3,599           3,599
 Other accrued expenses                                                                       3,888           4,895           4,895
                                                                                          ---------       ---------       ---------
          Total current liabilities                                                          14,816          15,605          15,605
Long-term debt and obligations under capital leases                                              88           7,318           7,318
Deferred income taxes                                                                           300             191             191
                                                                                          ---------       ---------       ---------
          Total liabilities                                                                  15,204          23,114          23,114
Commitments
Redeemable Series F preferred stock, 1,792,186 and 792,186 shares issued and outstanding at December 31, 1997 and September 30, 1997 and 792,186 shares issued and outstanding on a pro forma basis at
 September 30, 1997                                                                           9,857           6,357           6,357
Redeemable Series K preferred stock, no and 3,300 shares issued and outstanding at December 31, 1996 and September 30, 1997 and no
 shares issued and outstanding on a pro froma basis at September 30, 1997                      --             3,700            --
Stockholders' equity:
 Preferred stock, $.0001 par value, 20,000,000 shares authorized;
  1,605,675 and 1,605,035 shares issued and outstanding at
  December 31, 1996 and September 30, 1997 and 1,608,335 shares issued and outstanding on a proforma basis at September 30, 1997
 Common stock, $.0001 par value, 50,000,000 shares authorized;
  22,896,612 and 25,865,809 shares issued and outstanding at
  December 31, 1996 and September 30, 1997 and
  25,865,809 shares issued and outstanding on a pro forma basis
  at September 30, 1997                                                                           2               3               3
 Additional paid-in-capital                                                                 124,429         121,108         124,808
 Accumulated deficit                                                                       (113,098)       (122,233)       (122,233)
 Translation adjustment                                                                         384            (569)           (569)
                                                                                          ---------       ---------       ---------
          Total stockholders' equity (deficit)                                               11,717          (1,691)          2,009
                                                                                          ---------       ---------       ---------
          Total liabilities and stockholders' equity                                      $  36,778       $  31,480       $  31,480
                                                                                          =========       =========       =========









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

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 1997
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                                                          Additional
                                                 Preferred Stock                 Common Stock              paid-in      Accumulated
                                                  Shares        Amt.          Shares            Amt.       capital         Deficit
                                              -----------------------      --------------------------     ----------     ----------

Balance December 31, 1996                     1,605,675      $     --       22,896,612     $        2     $  124,429     ($ 113,098)

Issuance of common stock
 upon exercise of warrants                                                      23,331                            23

Conversion of preferred
 stock                                             (640)                     2,926,818              1

Offering costs on issuance
 of preferred stock                                                                                              (25)

Issuance of common stock                                                        19,048                            27

Issuance of warrants and
 extension                                                                                                       264

Accrued dividends on preferred
 stock                                                                                                        (2,836)

Imputed dividends on preferred
 stock                                                                                                          (774)

Translation adjustment

Net loss                                                                                                                     (9,135)
                                             ------------------------      --------------------------     ----------     ----------

Balance September 30, 1997                    1,605,035      $     --       25,865,809     $        3     $  121,108     $ (122,233)
                                             ========================      ==========================     ==========     ==========

                                            Translation
                                             Adjustment               Total
                                            ------------          -------------

Balance December 31, 1996                       $    384               $ 11,717

Issuance of common stock
 upon exercise of warrants                                                   23

Conversion of preferred
 stock                                                                        1

Offering costs on issuance
 of preferred stock                                                         (25)

Issuance of common stock                                                     27

Issuance of warrants and
 extension                                                                  264

Accrued dividends on preferred
 stock                                                                   (2,836)

Imputed dividends on preferred
 stock                                                                     (774)

Translation adjustment                              (953)                  (953)

Net loss                                                                 (9,135)
                                                --------               --------

Balance September 30, 1997                      $   (569)              $ (1,691)
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

10.  RESTATEMENT

In connection with the Company's issuance of Series K Preferred Stock on July 28, 1997, ("the Offering"), the Company has restated its Consolidated Financial Statements for the quarter ended September 30, 1997 to reflect the Offering as temporary equity (See Note 7). The Offering was reclassified from shareholders' equity to temporary equity due to conditions of redemption, pursuant to the terms of the Certificate of Designation for the Series K Stock, that were not solely within control of the Company. As a result of this change, the Company's total stockholders' equity at September 30, 1997 decreased from $2.0 million to negative ($1.7) million. Subsequent to September 30, 1997, the Company received from the Series K Stockholders an amendment to the redemption provisions whereby, all conditions of redemption are now solely within control of the Company (See Note 11).

11.  SUBSEQUENT EVENT AND PRO FORMA BALANCE SHEET

On November 30, 1997, the Company and the Series K Preferred Stockholders agreed to amend certain redemption provisions of the Certificate of Designation to the Series K Stock that were not solely within the control of the Company. The stockholders agreed not to exercise any right of redemption if the stockholder's Cap Amount exceeds 135% of the total number of shares of Common Stock then issuable on conversion of its Series K Stock. The stockholders agreed to forgo their right to exercise such rights so long as (i) the Company has not, at any time, decreased the reserved amount of shares below 12,500,000 shares of Common Stock; (ii) the Company shall have taken immediate action following the trigger date to increase the reserved amount to 200% of the number of shares of Common Stock then issuable upon conversion of the outstanding Preferred Stock; and
(iii) the Company continues to use its good faith best efforts to increase the reserved amount to 200% of the number of shares of Common Stock then issuable upon conversion of the outstanding Preferred Stock. The parties agreed that the Company will be deemed to have used "its good faith best efforts" to increase the Reserved Amount so long as it solicits shareholder approval to authorize the issuance of additional shares of Common Stock no less than three (3) times during each 12 month period following the trigger date. Further, the stockholders agreed not to exercise any right of redemption if the Common Stock is suspended from trading on any of, or is not listed on at least one of, the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq Small Cap Market for an aggregate of 10 trading days in any nine month period, and in such circumstance the stockholders would be entitled to receive within five (5) business days of the occurrence of a redemption event, as liquidated damages an amount equal to 25% of the aggregate face amount of the shares of Series K Stock then held by each stockholder. The liquidated damages are payable, at the Company's option, in cash or shares of Common Stock, such stock based upon a price per share equal to 50% of the lowest closing price of the Common Stock during the 10 consecutive trading day period immediately preceding the date of such redemption event. Additionally, the Company has agreed to keep reserved 3,000,000 shares of Common Stock to satisfy its obligation with respect to the liquidated damages. In the event that the number of shares required to be issued by the Company with respect to the amount of liquidated damages exceeds 3,000,000 shares of Common Stock, and the Company does not have a sufficient number of shares of Common Stock authorized and available for issuance to satisfy its obligation with respect to the liquidated damages, the Company shall issue and deliver to the stockholders all 3,000,000 shares of Common Stock so reserved for that purpose and, upon such issuance, the stockholders shall have no right of redemption upon a Redemption Event as specified in the Certificate of Designation to the Series K Stock, but shall retain all other remedies to which they may be entitled at law or in equity which remedies shall not include the right of redemption. The stockholders also agreed not to exercise a right of redemption if the registration statement required to be filed by the Company, pursuant to a registration rights agreement entered into between the parties, has not been declared effective by January 31, 1998, or such registration statement, after being declared effective, cannot be utilized by the holders of the Series K Preferred Stock for the resale of their securities for an aggregate of more than 30 days after June 30, 1998, however, in any such events and while any of such events continues, the Company agrees to provide that the permanent reductions to the conversion percentages set forth in the registration rights agreement shall accrue at the rate of two hundreds (.02) per week instead of two hundreds (.02) per month. The stockholders further agreed not to exercise a right of redemption upon an event where the Company has 50% or more of the voting power of its capital stock owned beneficially by one person, entity or group (as such term is used under Section 13(d) of the Securities Exchange Act of 1934, as amended), so long as the Company has not approved, recommended or otherwise consented to the transaction which triggered that event. The parties have agreed that all subsequent holders of the Series K Stock shall be bound by the terms of the amendment, and the parties shall be responsible for communicating the terms of the amendment to any such subsequent holders. As a result, the Series K Preferred Stock classified as temporary equity at September 30, 1997 will be included within shareholders' equity at December 31, 1997. The pro forma balance sheet at September 30, 1997 reflects the Series K Preferred Stock as if it had been classified as permanent shareholders' equity.

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

         The adverse results of operations that the Company has experienced is expected to continue at least until part of 1998. The Company believes that its existing cash, together with the future proceeds from the sale of Series K Preferred units and the anticipated cash flows from operations, should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4.0 million, which is required for continued inclusion of the Company's securities on Nasdaq-NMS. However, there can be no assurance that the Company will be able to satisfy the conditions precedent to the issuance of additional Units. The Company expects to close a financing with Zanett Lombardier, Ltd. and Capital Ventures International on or before December 8, 1997. In order for the closing to take place, the Company has to achieve certain milestones and satisfy certain conditions pursuant to the terms of the Securities Purchase Agreement, (one of which is that the Common Stock remain listed on the Nasdaq National Market). The Company believes it has already satisfied the milestones for the second tranche. Anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its 1View and other products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of equity securities. Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.


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


                                  NETWORK IMAGING CORPORATION
                                         (Registrant)


Date:  December 4, 1997                         By /s/ James Leto
                                                   ---------------------
                                                James J. Leto
                                                President and  Chief  Executive
                                                Officer


Date:  December 4, 1997                         By /s/ Jorge R. Forgues
                                                   --------------------
                                                Jorge R. Forgues
                                                Senior Vice President of Finance
                                                and Administration, Chief Finan-
                                                cial Officer and Treasurer