Form 10-K
period 1997-12-31
NETWORK IMAGING CORP
filed 1998-03-17
CIK 883946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

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

   Redeemable Common Stock Purchase Stock Warrants expiring May 7, 1998

   Series A Convertible Preferred Stock, $.0001 par value per share

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $39,847,435 as of March 6, 1998 (Price of Common Stock = $1 7/16).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 28,254,455 shares of Common Stock were outstanding as of March 6, 1998.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


         Network Imaging Corporation ("Network Imaging" or the "Company") develops and markets software products, which support the storage, management and distribution of electronic information. These products provide businesses and government organizations with an automated method of electronically storing, managing and distributing large volumes of computer output (reports) and unstructured data (diagrams, scanned images, office automation documents, photos, voice and video).

         The Company is a leader in technology for managing content and storage of non-database information. Its flagship product suite, 1View, provides a full set of components and applications to manage the acquisition, management, storage, access and distribution of any multimedia (or unstructured) data.. 1View is a unique solution for use in distributed, high-transaction, high-volume mission-critical applications across legacy, client/server and Internet/intranet-based environments. This suite also includes mainframe and PC-based Computer Output to Laser Disk ("COLD") systems. TREEV+(TM) and the Company logo are trademarks of Network Imaging Corporation. All other product and brand names are trademarks or registered trademarks of their respective companies.
         Operations are conducted in Herndon, Virginia for the development, marketing and sales activities of the 1View suite and Minneapolis, Minnesota and Denver, Colorado for the installation and support of the TREEV COLD and Imaging products.

         Traditional manual filing, retrieval, and distribution methods are labor intensive, slow, require bulky file storage, allow only one person to use a file at a time and often result in misfiled, damaged or lost items. Large commercial and government organizations must continually process large volumes of documents stored in hard copy paper files where there is a need for more efficient movement of information throughout the enterprise. The information may take the form of documents, database records, graphics, video clips, audio, computer aided design ("CAD") and engineering drawings, and other such "information objects" which are distributed throughout a multi-site enterprise. To address this need for information storage, retrieval, and distribution management, the Company has developed the 1View software application suite of imaging, document management, COLD, and workflow products.

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

1View
         The Company's 1View suite is designed to answer the information access needs of large organizations. 1View's object enabling suite of software tools contains flexible and layered application program interfaces ("APIs") which allow developers to select the appropriate level of API to suit customer solution requirements. This facility provides a bridge to "legacy" systems previously used, and allows for easy customization of software systems in comparison to standard file structures. 1View is an independent platform and can work in conjunction with of any of the popular database systems (Oracle, IBM DB/2, Informix, Microsoft SQL Server, Sybase, etc.) and well as the primary server architectures (UNIX and Windows NT).

         The 1View suite consists of the following:

         1View: Object Manager is a software solution for managing the content and storage of multimedia data types such as text, images, video and audio. Object Manager handles the management, storage and distribution of any type of multimedia or document object in high-transaction, client/server and Internet/intranet environments. Companies, which utilize Object Manager, are able to seamlessly multimedia-enable existing or new database applications while preserving their investments in legacy information systems and hardware equipment.

         1View: Workflow is an easy-to-implement suite of software tools designed to automate complex business processes in client/server and Web environments. It is a rules-based workflow management system designed to allow integration and automation of work process management applications into mainstream business practices associated with any business application.
1View:Workflow provides the ability to graphically represent and control business processes by linking together a variety of people and software elements to automate the flow of documents (objects) throughout an enterprise.

         1View: COLD is a report storage and retrieval system that offers high volume, high-speed handling of mission-critical report data for mainframe and client/server environments. In an IBM MVS or VSE mainframe environment, 1View:COLD off-loads report management and storage operations to a dedicated Microsoft NT server thus minimizing the use of host CPU and DASD resources. In 1997, 1View:COLD was significantly upgraded to provide support for APA (All Points Addressable) print streams including IBM's AFP (Advanced Function Presentation), Xerox's Metacode, and Adobe's PDF (Portable Document Format). Also, 1View:COLD/CS (client server) was introduced to address the growing enterprise requirement for archiving non-mainframe computer output data. 1View:COLD provides Internet/intranet browser, Windows 3.1/95/NT, and 3270 viewing for thousands of simultaneous users.

         1View: Voyager II is a document imaging system that captures, stores and retrieves scanned images, word processing documents, spreadsheets and other graphical files. Images can be stored and retrieved from RAID, CD-R or optical disk. Voyager II effectively replaces the use of paper and microfilm as a storage medium and is based on the 1View's Object Manager technology. Voyager II takes advantage of Windows NT and Microsoft SQL technologies to deliver an easy to implement package that can be expanded into a true enterprise-wide scalable solution.

COLD Products

         A significant portion of the Company's product emphasis is on packaged software solutions. Computer Output to Laser Disk ("COLD") software is an important component of several of these products. COLD technology is widely accepted as a way to permanently archive and provide for the retrieval of permanent business reports produced by computers (computer output). COLD typically replaces printed paper reports and Computer Output Microfiche (COM or "microfiche") with high capacity optical, CD, or RAID storage. Once written to its storage media, COLD provides for on-line viewing of information such as banking and brokerage statements, utility bills, payroll reports and corporate financial journals and reports. COLD technology provides a more economical way to store the information as well as a faster method to retrieve reports. Optical disk is much less expensive storage medium than microfiche or paper. By putting reports back on-line utilizing an organization's standard terminals, workstations, and networks, productivity is increased versus the manual handling of physical paper and microfiche. Network Imaging Corporation is one of the largest commercial providers of COLD technology.

         The TREEV Division of the Company's U.S. operations has developed and markets PC-based COLD systems used in over 2,200 community banks. TREEV also markets imaging products to the community bank marketplace including TREEV Voyager II. TREEV Division provides "turn-key" hardware and software solutions, maintenance services for its client systems, consulting, training, and high quality optical supplies.

Product Development

         Product development operates under a single senior manager and is located at the Company's headquarters in Herndon, Virginia. During 1997, the product development group focused on completing product release plans that are responsive to the market and support the company's short-term revenue goals.

         The strategic direction for the products is to provide a cohesive suite of 1View products that will deliver innovative solutions for managing documents and other unstructured data, enabling our customers and business partners to leverage existing applications and exploit emerging business opportunities across Internet/intranet environments. This vision will be accomplished by leveraging the existing 1View suite of products and adapting them to the web environment as well as to database vendor products such as Sybase's Adaptive Server. The Company was an early adopter of the Microsoft's ActiveX technology and will continue to migrate the existing toolkits and API's into components that can be used to rapidly build new enterprise-wide applications and easily integrated into existing customer applications.

         The Company views the product development organization as one of its key assets and will continue to invest in building the group's infrastructure, refining the group's software development methodology, and implementing the 1View products strategy.

Assembly; Sources of Supply

         The  Company  assembles  its  products  at its  facilities  in Herndon,
Virginia and Denver, Colorado. The Company relies exclusively on outside suppliers for the hardware components of its products such as scanners, computers and optical disk drives and jukeboxes. Most parts and components are currently available from multiple sources at competitive prices. To date, the Company has not experienced significant delays in obtaining parts and components, and although there can be no assurance, the Company does not expect to experience such delays in the future.

Patents, Trademarks and Copyrights

         The Company has numerous trademarks and copyrights that are registered in the United States and various foreign countries. The Company also has a patent on its Enterprise Multimedia Data Processing System and Method that is registered in the United States. Additionally, the Company is pursuing patents on certain other key technologies. In general, however, management believes that the competitive position of the Company depends primarily on the skill, knowledge and experience of Network Imaging's personnel and their ability to develop, market and support software products, and that its business is not materially dependent on copyright protection, trademarks or patents. The Company believes that all of its products are of a proprietary nature and its licensing agreements generally prohibit program disclosure. It is possible, however, for product users or competitors to copy portions of the Company's products without its consent.

         Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's results of operations or financial position.

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

Competition

         Management  believes  that  the  Company's  1View  product  line  is an innovative solution available for enterprise scalable content and storage management in the industry today. When companies have a clear need for storing, managing and distributing multimedia objects such as large drawings, photographs, documents, video clips, and audio clips that must: a) scale to many terabytes, b) serve thousands of users and c) work with existing and new applications, application databases or universal database platforms in distributed heterogeneous environments, there is no direct competition from other companies. When some, but not all, of these conditions are met, there is competition from companies such as Documentum, PC DOCS, FileNet Corporation, IBM, Optika, Banctec, Eastman Kodak and other vendors in the traditional imaging and document management markets. For smaller scale systems with low performance requirements, the competitive issue becomes price or company size and stability.

         Scalability of content storage requirements, complexity of the environment, i.e., distributed content base, multi platform, multiple application content access, and cost management of the storage resources (hierarchical storage environments) are real and significant issues in this industry. Importantly, Sybase has entered into a reseller agreement to remarket the 1View solution as part of their Adaptive Server initiative. The Network Imaging partner marketing program is targeted to address these competitive issues and make partners of the apparent competitors.

         The Company's goal is to be recognized as the standard in storing, managing and distributing multimedia (unstructured) data.

Marketing and Sales

         The Company sells its products directly, through its own sales force offices in locations in or near New York, Boston, Washington D.C., Atlanta, Charlotte, Denver, Minneapolis, Los Angeles, Orlando, San Francisco, Dallas, San Antonio and Seattle.

         Selling is also done indirectly through channels such as value-added resellers, system integrators, OEMs, and other distributors. It has recently developed a new Business Alliance Program ("BAP"). The BAP is a catalyst and support vehicle for marketing partnerships with the channels above, as well as vendors of complementary product technologies - such as companies who market and manufacture database, application development, systems management, and communication and connectivity software.

         The Company also focuses on vertical market segments, which have proven requirements for the Company's product line. These market segments primarily include Telecommunications and Finance Banking, where the Company has a strong presence. The vertical market segments also include Utilities, Insurance, Healthcare, Manufacturing, and the Public Sector. The Company has developed programs in these segments to identify sales opportunities, create product awareness, and develop contacts for the Company's indirect sales channels.

         The Company has an active marketing program, which includes direct representation at trade shows, seminars and user group meetings. The BAP programs now include representation with its marketing business partners in their direct marketing programs on a regional, national and international basis.

         The Company advertises in numerous major industries, vertical market and news publications and participates in direct mail campaigns with its partners. The Company markets diverse products to multiple industries. It is not dependent on any one customer or business partner for a major percentage of its business.

Business Dispositions

         During 1994, the Company committed itself to a plan of restructuring which was designed to improve operating results by concentrating the Company's resources on the marketing and continued development of its 1View suite of software products. In connection with its restructuring plan, the Company, during 1995, 1996 and 1997, disposed of a number of operating units (the "Divestitures" or the "Divested Businesses") which were not considered complimentary to the Company's business.

         As a result of the Divestitures, the Company recorded a gain of $266,000 in 1997 and losses of $921,000 and $9.3 million in 1996 and 1995, respectively.  The  aggregate  consideration  received by the  Company  from the

Divestitures was $1.6 million in cash and $11.2 million in notes receivable, of which $1.1 million was reserved as uncollectible at December 31, 1997.

         The Company sold the stock of its French subsidiary, Dorotech, in the fourth quarter of 1997 and its Symmetrical Technologies, Inc. subsidiary in 1996. During 1995, the Company disposed of the following operations: Hunt Valley Division (formerly NSI, Inc.), Network Imaging (UK Holdings) Limited, Microsouth, Inc., Tekgraf, Inc., P E Systems, Inc., WildSoft Division, and IBZ Digital Production AG.

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

         At March 5, 1998, the Company employed 214 people.


Directors and Executive Officers of the Company


   Name                           Age         Position

James J. Leto (2)                 53        President, Chief Executive Officer
                                            and Chairman of the Board

Jorge R. Forgues                  42        Senior Vice President of Finance and
                                            Administration,  Chief Financial
                                            Officer and Treasurer

John M. Flowers                   47        Senior Vice President of Engineering

Brian H. Hajost                   41        Senior Vice President of Marketing

David E. MacWhorter               50        Senior Vice President, Sales

Richard G. McMahon                53        Senior Vice President, Government
                                            Systems

Robert P. Bernardi (2)            46        Director and Secretary

John F. Burton (1)                46        Director

C. Alan Peyser                    63        Director

Robert Ripp (1)(2)                56        Director

--------------------


(1)      Member of the Audit Committee.


(2)      Member of the Compensation Committee.

         James J. Leto became President and Chief Executive Officer and a Director of the Company in May 1996 and became Chairman of the Board in June 1997. Mr. Leto served as the Chairman and Chief Executive Officer of PRC Inc., an information technology company ("PRC"), from January 1993 to February 1996, and prior thereto in various capacities as an executive officer of that company. From January 1989 until February 1992, Mr. Leto served as the Vice President and General Manager of AT&T Federal Systems Computer Division, a division of AT&T charged with developing a major system integration and computer presence in the federal marketplace. Mr. Leto first joined AT&T in November 1977. Mr. Leto is a director of Government Technology Systems, Inc.

         Jorge R. Forgues became Chief Financial Officer, Vice President of Finance and Administration and Treasurer of the Company in April 1996. In January 1997, Mr. Forgues was promoted to Senior Vice President. From October 1993 through April 1996, he served as the Vice President of Finance & Administration and Chief Financial Officer of Globalink, Inc., a computer software developer that offers foreign language translation software. From July 1992 to September 1993, Mr. Forgues served as Director of Accounting at Spirit Cruises, Inc., and from June 1987 to June 1992 he served as the Vice President of Finance of Best Programs, Inc., a computer software developer. Mr. Forgues is a director of On-Site Sourcing Incorporated.

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

         Brian H. Hajost joined the Company in March 1996, was appointed Senior Vice President of Integrated Products in April 1996 and was appointed Senior Vice President of Marketing in May 1997. Form 1985 to 1995, Mr. Hajost was with Servantis Systems, Inc. (formerly Stockholder Systems, Inc.) where he served in various capacities including Securities Products Group Regional Manager, Securities Products Group Regional Director Banking Sales, Securities Product Group Vice President Sales Manager, Imaging Technologies Group Vice President Sales and Marketing, and Imaging Technologies Group Senior Vice President Business Unit Manager.

         David E. MacWhorter joined the Company in November 1994 and was appointed Vice President of Sales in January 1996. He was promoted to Senior Vice President effective February 1, 1998. Prior to 1996, Mr. MacWhorter served in other capacities at the Company. From 1993 to 1994, he served as President of Kyocera Electronics' printer division. From 1990 to 1993, he was with Sony as General Manager of its Electronic Photography Division. Prior to 1990, Mr. MacWhorter was with Wang Laboratories where he served in a number of marketing and sales management positions.

         Richard G. McMahon joined the Company in April 1997 as Vice President of Government Systems. He was promoted to Senior Vice President effective February 1, 1998. From 1992 to 1997, Mr. McMahon was Vice President and Managing Partner of NCR Corporation's government sector professional services business. From 1982 to 1991, he was with AT&T where he served in various senior management and marketing positions.

         Robert P. Bernardi has been a Director of the Company (and its predecessor) since its inception. He was a co-founder of the Company. Mr. Bernardi is the founder and Chief Executive Officer of the Music Connection. Mr. Bernardi served as President of the Company from inception to February 1995, as Chief Executive Officer from inception to May 1996, and Chairman of the Board of Directors from September 1995 to June 1997. From 1988 to 1990, Mr. Bernardi was an independent consultant in the document imaging and telecommunications fields. From March 1984 to December 1987, Mr. Bernardi was Chairman and Chief Executive Officer of Spectrum Digital Corporation, a publicly held telecommunications equipment manufacturing company ("Spectrum Digital"), with overall management responsibilities including marketing, sales, engineering and finance.

         John F. Burton was appointed to the Board of Directors in September 1995. Mr. Burton is Managing Director of Updata Capital, Inc., a mergers and acquisitions investment bank, a position he has held since 1997. From October 1996 to February 1997, he was President of Burton Technology Partners. From August 1995 to September 1996, he was President and Chief Executive Officer of Nat Systems, Inc. From 1984 to 1995, Mr. Burton served in various executive capacities at Legent Corporation including President, Chief Executive Officer and Director.

         C. Alan Peyser became a Director of the Company in May 1996. Mr. Peyser was appointed President and Chief Executive Officer of Cable & Wireless, Inc., in October 1996. From September 1995 to October 1996, Mr. Peyser served as a consultant to Cable & Wireless, Inc. He is also currently President of Country Long Distance Corporation and a member of the Board of Directors of Tridex Corporation and TCI International, Inc. Mr. Peyser previously served as the Chief Executive Officer and President of Cable & Wireless, Inc. from 1980 through September 1995.

         Robert Ripp has served as a Director since October 1994. Mr. Ripp is Executive Vice President, Global Businesses, of AMP, Inc., an electronics manufacturer. He previously served as its Chief Financial Officer. Prior to joining AMP in 1994, Mr. Ripp was Vice President and Treasurer of International Business Machines Corporation, where he served in various capacities as a finance executive from 1964 to 1994. He is a member of the board of directors of ACE, Limited.


ITEM 2.  PROPERTIES

         As of March 31, 1998, the Company was leasing 25,600 square feet for administrative, marketing and product development and support facilities at its headquarters in Herndon, Virginia, pursuant to a lease which expires in the year 2000. The Company also leases an aggregate of approximately 55,000 square feet of similar facilities at other offices near Atlanta, Georgia; Charlotte, North Carolina; Orlando, Florida; Dallas, Texas; Denver, Colorado; Los Angeles, California; Minneapolis, Minnesota; New York, New York; San Francisco, California; Seattle, Washington; San Jose, California; Boston, Massachusetts; and San Antonio, Texas. The Company's current rent expense under real property leases on an annual basis is approximately $1.0 million. The Company owns no real property and has no plans to purchase any real property for either commercial or investment purposes in the foreseeable future. The Company believes that its facilities are adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

The Company held a Special Meeting of Stockholders on November 17, 1997 at which the stockholders: (1) approved the issuance of shares of the Company's Common Stock issuable in connection with the Company's Series K Convertible Stock, the issuance of warrants to purchase shares of Common Stock at an exercise price of $2.40 per share, and the issuance of warrants to purchase shares of Common Stock at an exercise price of $1.625 per share under Nasdaq Rule 4460(i)(1)(D); (2) approved the issuance of shares of the Company's Common Stock issuable in connection with the Company's 8% Convertible Notes due July 8, 2002 and the issuance of warrants to purchase 36,000 shares of Common Stock at an exercise price of $1.875 per share issued in connection with the Convertible Notes under Nasdaq Rule 4460(i)(1)(D); and (3) approved the amendment of the Company's
Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

         In connection with the approval of the issuance of shares and warrants in connection with the Series K Convertible Stock, 19,677,506 shares were voted in favor of the proposal, 1,582,223 were voted against, and 368,225 abstained.

         With respect to the approval of the issuance of shares and warrant in connection with the Convertible Notes, 19,521,612 shares were voted in favor of the proposal, 1,858,467 were voted against, and 295,712 abstained.

         With respect to the approval of the amendment to the Company's Certificate of Incorporation, 19,506,583 shares were voted in favor of the proposal, 1,825,659 were voted against, and 295,712 abstained.

         The Company held an additional Special Meeting of Stockholders on December 31, 1997 at which the Series A Preferred stockholders and the Common stockholders approved and adopted the Certificate of Amendment to Certificate of Designation of the Company's Series A Cumulative Convertible Preferred Stock.

         In  connection  with  the  Series  A  stockholders'   approval  of  the
Certificate of Amendment, 882,763 shares were voted in favor of the proposal, 102,901 were voted against, and 33,566 abstained.

         With respect to the Common stockholders' approval of the Certificate of Amendment, 13,339,959 shares were voted in favor of the proposal, 471,479 were voted against, and 87,644 abstained.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ National Market System TM (NASDAQ-NMS) under the symbol IMGX. The Company also has outstanding redeemable common stock purchase warrants (the "Warrants") that are traded on NASDAQ-NMS under the symbol IMGXW, and Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") that is traded on NASDAQ-NMS under the symbol IMGXP. The following table indicates the high and low sales prices for the Common Stock as reported by NASDAQ for the periods indicated (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions).

    PERIOD                                     HIGH       LOW
    1996     -First Quarter                    5 7/8      3 3/4
             -Second Quarter                   5 5/8      3 7/16
             -Third Quarter                    5 1/16     3 1/16
             -Fourth Quarter                   4 5/32     2 11/16

    1997     -First Quarter                    3 1/2      2 9/16
             -Second Quarter                   2 29/32    1 11/16
             -Third Quarter                    2 1/32     1 1/4
             -Fourth Quarter                   1 3/4      25/32

    1998     -First Quarter                    1 17/32    7/8
             (through March 6)

         The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company suspended payment of the quarterly dividend on the Series A Stock due in July and October 1997 of $0.50 per share or $803,000 in the aggregate, for each period. As a result of the approval and adoption of the Certificate of Amendment to Certificate of Designation of the Series A Stock, effective May 1, 1997, the Company was no longer obligated to make any cash dividend payments to the Series A stockholders. In addition, commencing December 31, 1997, Series A stockholders receive an annual dividend of $.84 per share, accumulating quarterly, payable in Common Stock or cash, at the Company's option.

         As of February 10, 1998, the Company had approximately 385 record holders of its Common Stock, and based on information supplied by certain of such record holders, the Company estimates that as of such date there were approximately 7,600 beneficial owners of its Common Stock.

         On December 8, 1997, the Company sold to three investors in a private sale, in reliance upon Regulation D under the Securities Act of 1933, 3,250 units consisting of one share of Series L Convertible Preferred Stock and warrants to purchase 75 shares of Common Stock at an exercise price of $1.65 per share for $3.25 million in cash.

         On December 29, 1997, the Company issued 4,000 shares of Series M Convertible Stock, convertible into a maximum of 5,360,000 shares of Common Stock, to a single investor upon the conversion to equity of $4.0 million of a $5.0 million line of credit that the Company had secured from the investor. The shares of stock were issued in reliance upon Regulation D under the Securities Act of 1933, and the Company received no cash proceeds from the conversion of debt to equity.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial data for the five years ended December 31, 1997. The statement of operations data for each of the five years ended December 31, 1997 and the balance sheet data as of those dates have been derived from the consolidated financial statements of the Company. The consolidated financial statements for the years ended December 31,1997 and 1996 have been audited by Ernst & Young LLP. The consolidated financial statements for the three years ended December 31, 1995 have been audited by other independent auditors. The financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                          Statement of Operations Data
                      (in thousands, except share amounts)

                                      Year Ended December 31,
                       --------------------------------------------------------
                          1997        1996       1995         1994        1993
                          ----        ----       -----        ----        ----
Revenue                $ 35,806    $ 39,477    $ 69,151    $ 67,028    $ 34,069
Net loss                (11,339)    (17,341)    (24,963)    (39,625)    (30,817)
Net loss applicable
 to common shares       (14,310)    (21,071)    (34,896)    (44,121)    (31,421)
Net loss per common
 share                 $  (0.57)   $  (1.02)   $  (2.41)   $  (3.56)   $  (4.48)
                       ========    ========    ========    ========    ========
Net loss per common
 share - assuming
 dilution              $  (0.57)   $  (1.02)   $  (2.41)   $  (3.56)   $  (4.48)
                       ========    ========    ========    ========    ========


                               Balance Sheet Data
                      (in thousands, except share amounts)

                                                Year Ended December 31,
                                 ----------------------------------------------
                                   1997      1996      1995      1994      1993
                                   ----      ----      ----      ----      ----
Total assets                     $26,860   $36,778   $49,964   $71,871   $75,519
Working capital                    9,980     9,893    13,454    17,513    45,859
Long-term debt                     1,108        88     1,264     2,533     2,125
Redeemable preferred stock         6,548     9,857    15,478    14,609    15,626
Stockholders' equity               7,969    11,717    10,185    25,156    42,794

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.

Results of Operations

         Revenue. Product revenue includes sales of software licenses and computer equipment. Product revenue is recognized upon delivery or, if applicable, acceptance. Service revenue includes software maintenance contracts, installation and customization. Service revenue is recognized over the terms of the related contracts as the services are completed or under the percentage of completion method where appropriate.

         Total revenue was $36 million in 1997, $39 million in 1996 and $69 million in 1995. The decrease in total revenue in 1997 over 1996 of $3.7 million, or 9%, resulted primarily from a decrease in service revenue of $3.6 million or 17%. The decrease in total revenue in 1996 over 1995 of $30 million, or 43%, resulted from decreases in product revenue of $29.2 million, or 61% to $18.3 million, and decreases in service revenue of $500,000, or 2% to $21.1 million.

         Although reported product revenue remained unchanged in 1997 over 1996, product revenue decreased $3.4 million due to the Divestitures and increased $3.4 million from the Company's continuing operations. The decrease in product revenue in 1996 of $29.2 million, compared to 1995, was primarily attributable to the Divestitures, which reduced product revenue by $19.9 million, and a major installation project in 1995 for $9.3 million, which was not duplicated in 1996.

         The decrease in service revenue in 1997, compared to 1996, of $3.6 million was attributable to the Divestitures which reduced service revenue by $5.1 million, offset by an increase of $1.5 million in the Company's continuing service operations. The decrease in service revenue in 1996, compared to 1995, of $500,000 was attributable to the Divestitures which reduced service revenue by $2.9 million, offset by an increase of $2.4 million in comparative company service revenue. The increase in 1View comparative company service revenue in 1997 and 1996 was attributable to increased staffing and continued management emphasis on the professional services business.

         Profit Margins. Profit margins for product sales continued to improve in 1997 over 1996 as the cost of products sold decreased from 54% to 46% of sales. The increase in product sales is attributable to a greater mix of software sales over hardware. Profit margins for product sales improved in 1996 over 1995 as the cost of products sold decreased from 62% to 54% of sales. The increase in product sales margins was due to the continued increased sales of the Company's internally developed products and due to the dispositions in 1995 of the Company's CAD/CAM resellers..

         Profit margins for service sales decreased in 1997 over 1996 as the cost of services increased from 75% to 78% of sales. The decrease in service sales margins was attributable to declines at the Company's former French subsidiary during the first three quarters of 1997. Profit margins for service sales decreased in 1996 over 1995 as the cost of services sold increased from 66% to 75% of sales. The decrease in service sales margins was primarily attributable to the increased staffing in the professional services business.

         Research and Development. The Company's expenditures on software research and development activities ("R&D") in 1997 were $5.9 million, of which $1.5 million was capitalized and $4.4 million was expensed. The $1.4 million decrease in R&D expenditures is attributable to the Company's 1996 plan to consolidate various product development groups into a common product development organization operating under a single senior manager. Under this plan, the Company consolidated its COLD product development groups during 1996 from three separate locations to one, and vacated excess office space. The Company's disposition of STI also resulted in a reduction of $208,000 in R&D expenditures. The Company's expenditures on software R&D in 1996 were $7.3 million, of which $2.0 million was capitalized and $5.3 million was expensed. The slight decrease in capitalization between 1996 and 1995 was due to primarily to the Divestitures, which reduced total R&D by $703,000, offset by increases from the development of the Company's next generation mainframe and PC based COLD products. The Company's expenditures on software R&D activities in 1995 were $7.8 million, of which $1.7 million was capitalized and $6.1 million was expensed.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $20.3 million, or 57% of revenue, in 1997, $24.6 million, or 62% of revenue, in 1996, $35.5 million, or 51% of revenue, in 1995. The decrease in 1997 compared to 1996 of $4.4 million, or 18% was the result of the Divestitures which accounted for a $3.1 million decrease in addition to a $1.3 million decrease from continuing operations due to the Company's efforts in cost reduction. The decrease in 1996 compared to 1995 of $10.9 million, or 31% was the result of the Divestitures which accounted for a $8.7 million decrease in addition to a $2.2 million decrease in SG&A expenses from the Company's continuing 1View, COLD and French operations.

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

         Exchange Fee and Gain on Sale of Asset, Net. During 1996, the Company paid a fee of $650,000 plus $80,000 of expenses in connection with the extension of the redemption date of the Company's Series F Preferred Stock. During 1996, the Company realized a $111,000 gain on the disposition of stock distributed to the Company by its medical insurance provider.

         Restructuring Costs. At December 31, 1996, the 1994 restructuring plan ("the Plan") was complete. Under the Plan, the Company incurred a net change in estimate of $175,000 in 1996 and $1.4 million in 1995.

         Interest Income  (Expense),  Net. Net interest  expense was $286,000 in
1997, and net interest income of $309,000 and $224,000 in 1996 and 1995, respectively. The $595,000 increase in interest expense was attributable primarily to the line of credit with a stockholder drawn on during 1997. The $85,000 increase in interest income between 1996 and 1995 was primarily attributable to the interest earned for the cash received from the offerings done during the first three quarters of 1996.

         Income Taxes. The Company incurred income tax benefits of $68,000 and $280,000 in 1996 and 1995, respectively. The $68,000 income tax benefits incurred in 1996 was the result of net operating losses generated by Dorotech's operations offset by a decrease in Dorotech's net deferred tax liabilities. The $280,000 income tax benefit incurred in 1995 was primarily the result of a decrease of net deferred tax liabilities resulting from the divestiture of IBZ's European operations and other purchase accounting adjustments.

         Net Loss. The Company's net loss was $11.3 million in 1997, $17.3 million in 1996 and $25.0 million in 1995. The $6.0 million decrease in net loss between 1997 and 1996 was due to the $4.4 million reduction in SG&A expenses, $914,000 reduction in product development expenses and the loss on the sale of subsidiary in 1996.

The $7.6 million decrease in net loss between 1996 and 1995 was due primarily to the 1995 losses from the Divestitures of $9.3 million, the $1.6 million settlement with stockholders, and the $10.9 million reduction in SG&A expenses in 1996. These reductions in expenses were offset by a $11.9 million reduction in gross margin in 1996, the loss on sale of subsidiary in 1996, of $921,000, and the change in estimate of $1.4 million in restructuring costs in 1995.

         The entities divested in 1997, 1996, and 1995 contributed a net loss of approximately $840,000, $2.1 million and $5.4 million, respectively.

         Net Loss Applicable to Common Shares. Net loss applicable to common shares includes adjustments for accrued and imputed dividends related to the Company's preferred stock. The net loss applicable to common shares was $14.3 million, or $0.57 per share, in 1997; $21.1 million, or $1.02 per share, in 1996 and $34.9 million, or $2.41 per share, in 1995: The decrease in 1997 over 1996 was attributable to the decrease in net loss described above and the reduction in preferred stock dividends of $2.3 million. The imputed dividends of $1.5 million recognized during 1997 were non-cash and related to the below market conversion feature of the Company's Series K and L Preferred Stock. The $2.3 million reduction in accrued dividends related primarily to the amendment to the Company's Series A Preferred Stock. See Note 8 to the Consolidated Financial Statements.

The following pro forma statements of operations represent the Company's continuing operations and exclude the results of the Divested Businesses, the gain and loss recorded on the sales of subsidiaries, other one time charges and a major installation project in 1995 that is not representative of the Company's continuing operations:

                                                 Year Ended December 31,
                                              1997         1996        1995
                                           ---------    ---------    ---------
                                        (in thousands, except per share amounts)


Revenue                                     $ 24,486     $ 19,706     $ 16,588

Cost of sales                                 13,609       11,797        8,931
                                            --------     --------     --------

Gross margin                                  10,877        7,909        7,657

Gross margin as % of sales                        44%          40%          46%

Selling, general and administrative           16,700       17,921       21,785

Product development                            3,856        4,152        3,725

Other income (expense)                          (312)         287          612
                                            --------     --------     --------

Operating loss                                (9,991)     (13,877)     (17,241)

Accrued dividends                             (1,435)      (3,730)      (9,933)

      Imputed Accrued dividends               (1,536)        --           --
                                            --------     --------     --------

Net loss applicable to common shares        $(12,962)    $(17,607)    $(27,174)
                                            ========     ========     ========

Net loss per common share                   $  (0.51)    $  (0.85)    $  (1.87)
                                            ========     ========     ========
Net loss per common share -
  assuming dilution                         $  (0.51)    $  (0.85)    $  (1.87)
                                            ========     ========     ========

Weighted average shares                       25,206       20,682       14,502
                                            ========     ========     ========

Liquidity and Capital Resources

         As of December 31, 1997, the Company had $3.8 million in cash and cash equivalents compared to $7.6 million in cash and cash equivalents at December 31, 1996. Net working capital increased to $10.0 million at December 31, 1997 from $9.9 million at December 31, 1996.

         At December 31, 1997, the Company had outstanding debt of $3.6 million, $2.5 million of which is due within one year. This compares with debt of $2.2 million at December 31, 1996, $2.1 million of which was due within one year. The increase in debt of $1.4 million primarily arose from the draw on the Company's line of credit with a stockholder. See Note 7 to the Consolidated Financial Statements.

          For 1997, the $3.8 million decrease in cash and cash equivalents resulted from a $6.7 million use of cash from operating activities, $2.3 million used in investing activities and the generation of $5.3 million from financing activities. The $6.7 million use of cash in operating activities arose primarily from the $11.3 million loss from operations offset by $4.5 million in depreciation and amortization charges. The $2.3 million to fund investing activities arose with respect to capitalized software development costs and the purchase of fixed assets. The $5.3 million in cash provided by financing activities arose primarily from the $5.1 million proceeds from the issuance of Convertible Preferred Stock and proceeds of $6.9 million from borrowings, offset by payments of $3.5 million to repurchase a portion of the Company's Series F Preferred Stock, Preferred Stock dividends of $1.8 million and net payments in debt and capital leases of $1.5 million.

         For 1996, the $1.8 million decrease in cash and cash equivalents resulted from a $11.8 million use of cash from operating activities, $2.6 million used in investing activities and the generation of $12.7 million from financing activities. The $11.8 million use of cash in operating activities arose primarily from the $17.3 million loss from operations offset by $5.8 million in depreciation and amortization charges. The $2.6 million to fund investing activities primarily arose due to capitalized software development costs and the purchase of fixed assets. The $12.7 million in cash provided by financing activities arose primarily from the $6.0 million proceeds from the issuance of Common Stock and $10.9 million proceeds from the issuance of Convertible Preferred Stock offset by the $3.2 million payment of Series A Preferred Stock dividends and net payments in debt and capital leases of $1.2 million.

         During the first quarter of 1996, the Company repaid its $2.5 million U.S. line of credit, which had a termination date of March 31, 1996. At December 31, 1995, $2.5 million of the $3.1 million restricted short-term investments served as collateral for this line of credit. At December 31, 1997, the Company maintained a $1.0 million line of credit negotiated during the fourth quarter of 1996, see Note 7 to the Consolidated Financial Statements.

         As a result of stock offerings in 1997, the Company received net proceeds of approximately $9.3 million which included offering costs of approximately $1.4 million. Under the offerings, the Company issued 174,892 shares of Common Stock and 10,550 shares of Preferred Stock. The net proceeds of the offerings were used for working capital purposes.

         At December 31, 1997, the annual dividend requirements on the Company's Series A Preferred Stock is $0.84 per share annually, payable quarterly, in cash or common stock at the Company's discretion. Dividends on the Company's Series K, L, and M Preferred Stocks are payable in cash or common stock, at the company's election.

         The adverse results of operations which the Company experienced in 1997 are expected to continue at least until part of 1998. The Company believes that its existing cash, together with the anticipated future proceeds from the sale of Series L Preferred units and any anticipated cash flows from operations, should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4.0 million, which is required for continued inclusion of the Company's securities on Nasdaq-NMS. Any anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its 1View and other products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of equity securities and/or further reductions of operating expenses (such as travel, marketing, consulting and salaries.) Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.

         Nasdaq announced new listing requirements on February 23, 1998 for con-tinued inclusion on the Nasdaq National Market. Specifically, Nasdaq requires, effective February 23, 1998, that common and preferred stock trading on its National Market continuously have a minimum bid price of $1.00. At times in 1997 and the first part of 1998, the Company's Common Stock has had a minimum bid price below $1.00. The Company's Preferred Stock has consistently traded with a minimum bid price of over $1.00. Although the Company's Common Stock is currently trading with a minimum bid price above $1.00, there can be no assurance that the Company's Common Stock will continue to trade with such a minimum bid price. In the event that the Company's Common Stock has a minimum bid price below $1.00, the Company believes it can propose and effect a plan to achieve compliance; however, there can be no assurance that the Company will be able to stay in compliance with the Nasdaq requirement. While the Company believes that it can meet Nasdaq's National Market or the requirements of The Nasdaq Stock Market, any ability to trade on a national exchange could adversely impact the value of the Company's stock.

ITEM 8.  FINANCIAL STATEMENTS

         The Financial Statements appear at pages F-1 to F-27.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company filed a Form 8-K on July 17, 1996 to report that its in-dependent accountants had been changed to Ernst & Young LLP.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

                  For information regarding directors and executive officers of the Company, see the information appearing under the caption "Executive Officers" in Part I, Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (2) List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Network Imaging Corporation are included in Item 8:

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated  Statements  of  Cash  Flows  for the years ended December 31,
       1997, 1996 and 1995

     Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of Network Imaging Corporation is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts

            (3) Exhibits. The following exhibits are filed herewith or incor-porated herein by reference:

Exhibit No.       Description

2.9 Agreement and Plan of Reorganization by and among the Company, Doro-tech France SA and the stockholders of Dorotech France SA dated August 30, 1993 with the amendments thereto dated September 29, 1993 and October 1, 1993 (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K relating to such Agreement and Plan of Reorganization filed October 13, 1993).

                                     III-1

2.26 Agreement for the Purchase and Sale of Assets of Symmetrical Tech-nologies, Inc. as of September 30, 1996 (incorporated by reference to Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

2.27 Share sale and Purchase Agreement between Network Imaging Corporation and Systems Engineering Reinhardt S.A.R.L. dated December 10, 1997.

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (Registration No. 333-36417) filed December 5,1997).

3.2 Restated Bylaws as of may 17, 1996 (Incorporated by reference to Ex-hibit 3.11 to Amendment No. 1 to the Company's Form 10-Q for the quarterly period ended June 30, 1997).

3.3 Certificate of Designations for Series A Cumulative Convertible Pre-ferred Stock filed with the Secretary of State of the State of Delaware on December 7, 1993 (incorporated by reference to Exhibit 3.1c to the Company's registration statement on Form SB-2 (Registration No. 33-73164) filed December 20, 1993).

3.4 Certificates of Designations for Series F-1, F-2, F-3 and F-4 Conver-tible Preferred Stock filed with the Secretary of State of the State of Delaware on March 29, 1996 (incorporated by reference to Exhibit 3.(i)i to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.5 Certificate of Designations for Series K Convertible Preferred Stock filed in Delaware on July 28, 1997 (incorporated by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997).

3.6 Certificate of Amendment to Certificate of Designations of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 31, 1997.

3.7 Certificate of Designations, Preferences and Rights of Series L Con-vertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 8, 1997.

3.8 Certificate of Designations, Preferences and Rights of Series M Con-vertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 7, 1998.

3.9 Certificate of Correction filed to Correct a Certain Error in the Cer-tificate of Amendment to Certificate of Designations of Series A Cumulative Convertible Preferred Stock (filed on December 31, 1997) filed with the Secretary of State of the State of Delaware on January 13, 1998.

3.10 Certificate of Elimination of Certificate of Designation of Series F-1 Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 13, 1998.

3.11 Certificate of Elimination of Certificate of Designation of Series F-2 Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 13, 1998.

3.12 Certificate of Elimination of Certificate of Designation of Series F-3 Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 13, 1998.

3.13 Certificate of Elimination of Certificate of Designation of Series F-4 Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 13, 1998.

                                     III-2

4.1 Specimen Common Stock Certificate. (Incorporated by reference to Ex-hibit 4.2 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 33-45721) filed April 10, 1992.)

4.2 Warrant Agreement between the Company and American Stock Transfer & Trust Co. dated as of February 1, 1993. (Incorporated by reference to Exhibit 1 to Post-Effective Amendment No. 1 to Company's registration statement on Form S-1 (Registration No. 33-45721) filed April 1, 1993.)

4.3 Amendment No. 1 dated as of April 15, 1993 to the Warrant Agreement between the Company and American Stock Trust & Transfer Co. (Incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 1 to Company's registration statement on Form S-1 (Registration No. 33-45721) filed April 1, 1993.)

4.4 Warrant Agreement between the Company and American Stock Transfer & Trust Co. dated as of April 28, 1993. (Incorporated by reference to
          Exhibit 4.4 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993.)

4.5 Specimen Warrant Certificate (Public Warrants). (Incorporated by re-ference to Exhibit 4.3 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 33-45721) filed April 10, 1992.)

4.6 Specimen Warrant Certificate (International/Oakes Fitzwilliams Series) (Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

4.7 Specimen Warrant Certificate (International/Thomas James Series). (In-corporated by reference to Exhibit 4.7 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993.)

4.8 Warrant to purchase 20,700 units issued to Oakes, Fitzwilliams & Co. Limited. (Incorporated by reference to Exhibit 4.8 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993.)

4.9 Warrant to purchase 33,214 units issued to Oakes, Fitzwilliams & Co. Limited. (Incorporated by reference to Exhibit 4.9 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993.)

4.10 Placement Agent's Warrant to purchase 8,150 units issued to Thomas James Associates, Inc. (Incorporated by reference to Exhibit 4.10 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993.)

4.11 Representative's Warrant issued to Thomas James Associates, Inc. (In-corporated by reference to Exhibit 4.11 to Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 8, 1993.)

4.12 Warrant Agreement among the Company, American Stock Transfer & Trust Co. and Thomas James Associates, Inc. dated as of May 8, 1992. (Incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

4.12a Form of Amendment to Warrant Agreement among the Company, American Stock Transfer & Trust Co. and Thomas James Associates, Inc. dated as of May 8, 1992. (Incorporated by reference to Exhibit 4.12.a to Amendment No. 1 to the Company's registration statement on Form SB-2 (Registration No. 33-64046) filed January 5, 1994.)

                                     III-3

4.13 Warrant to purchase 50,000 shares of Common Stock to Oakes, Fitz-williams & Co. Limited. (Incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Company's registration statement on Form SB-2 (Registration No. 33-64046) filed January 5, 1994.)

4.14 Warrants to purchase an aggregate of 45,000 shares of Common Stock issued to American Wealth Management, Inc., Edsel Anderson, Harris Anderson and Eric Swartz. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Company's registration statement on Form SB-2 (Registration No. 33-64046) filed January 5, 1994.)

4.16 Form of Warrant issued in connection with February 1992 debt finan-cing. (Incorporated by reference to Exhibit 4.6.B to the Company's re-gistration statement on Form S-1. (Registration No. 33-45721) filed February 13, 1992.)

4.17 Warrant to purchase 227,068 shares of Common Stock issued to Swartz Investments Inc. (Incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.18 Warrant to purchase 34,400 shares of Common Stock issued to Oakes, Fitzwilliams & Co. Limited. (Incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.19 Form of Warrants issued in connection with December 1995 Series G Con-vertible Preferred Stock offering. (Incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.20 Form of Warrants issued in connection with November/December 1995 Private Placement of Common Stock. (Incorporated by reference to
          Exhibit 4.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.21 Warrant to purchase 25,000 shares of Common Stock issued to Ed Feldman dated November 7, 1995. (Incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.22 Warrant to purchase 4,000 shares of Common Stock issued to Jarl Mc-Donald dated December 20, 1995. (Incorporated by reference to Exhibit
          4.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.23 Warrant to purchase 4,000 shares of Common Stock issued to Christian Stackhouse dated December 20, 1995. (Incorporated by reference to
          Exhibit 4.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.35 Exchange Agreement between CDR Enterprises the Company dated March 29, 1996. (Incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.36 Warrant to purchase 100,000 shares of Common Stock to Fred E. Kassner dated December 31, 1996. (Incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.37 Warrant to purchase up to 25,000 shares of Common Stock to Damon Tes-taverde dated January 31, 1997. (Incorporated by reference to Exhibit
          4.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

                                     III-4

4.38 Warrant to purchase 4,000 shares of Common Stock to Susan G. Kaufman dated December 31, 1996. (Incorporated by reference to Exhibit 4.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.39 Eight Percent (8%) Convertible Note between Network Imaging Corpora-tion and Wood Gundy in trust for RRSP 550 98866 19 and Gundyco in trust for RRSP 550 99119 12 as of July 9, 1997 and attached Schedule. (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.40 Securities Purchase Agreement between Network Imaging Corporation and Capital Ventures International and Zanett Lombardier, Ltd. as of July 28, 1997. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.41 Registration Rights Agreement between Network Imaging Corporation and Capital Ventures International and Zanett Lombardier, Ltd. as of July 28, 1997. (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.42 Warrant to purchase 20,000 shares of Common Stock issued to Wood Gundy in trust for RRSP 550 98866 19 dated July 9, 1997. (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.43 Warrant to purchase 16,000 shares of Common Stock issued to Gundyco in trust for RRSP 550 99119 12 dated July 9, 1997. (Incorporated by reference to Exhibit 10.26 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.44 Warrant to purchase 112,500 shares of Common Stock issued to Capital Ventures International dated July 28, 1997. (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.45 Warrant to purchase 135,000 shares of Common Stock issued to Zanett Lombardier, Ltd. dated July 28, 1997. (Incorporated by reference to
          Exhibit 10.28 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.46 Warrant to purchase 162,462 shares of Common Stock issued to the Zanett Securities Corporation dated July 28, 1997. (Incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.47 Placement Agency Agreement dated July 2, 1997 between Network Imaging Corporation and The Zanett Securities Corporation. (Incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.48 Security Agreement dated as of December 31, 1996 between Network Imag-ing Corporation and Fred Kassner. (Incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.49 Amendment No. 1 to Loan Agreement dated as of June 8, 1997 between Network Imaging Corporation and Fred Kassner. (Incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

4.50 Amendment No. 1 to Security Agreement dated as of June 8, 1997 between Network Imaging Corporation and Fred Kassner. (Incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.)

                                     III-5

4.51      Consulting Agreement by and between the Company,  BCG, Inc. and Robert
          P. Bernardi dated May 28, 1996. (Incorporated by reference to Exhibit 10.a to the Company's report on Form 8-K filed August 2, 1996.)

4.52 Form of Consulting Agreement by and between the Company, Sterling Capital Group, Inc. and Robert M. Sterling, Jr. effective February 1, 1994. (Incorporated by reference to Exhibit 10.4.b to Post-Effective Amendment No. 1 to the Company's registration statement on Form SB-2 (Registration No. 33-73164) filed January 14, 1994.)

4.53 Amendment dated October 1, 1995 by and between the Company, Sterling Capital Group, Inc., and Robert M. Sterling, Jr. (Incorporated by reference to Exhibit 10.4.c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.54 Purchase Agreement by and between the Company and CDR Enterprises for the repurchase of the Company's Series F Preferred Stock dated December 31, 1996. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.55 Loan Agreement by and between the Company and Fred E. Kassner for a line of credit of $5,000,000 dated December 31, 1996. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

4.56 Amendment dated January 1, 1996 among Network Imaging Corporation, Sterling Capital Group and Robert M. Sterling, Jr. (Incorporated by reference to Exhibit 10.44 to the Company's registration statement on Form S-1 (Registration No. 333-36417) filed December 5, 1997.)

4.57 Amendment dated January 1, 1996 among Network Imaging Corporation, BCG, Inc. and Robert P. Bernardi. (Incorporated by reference to
          Exhibit 10.45 to the Company's registration statement on Form S-1 (Registration No, 333-36417) filed December 5, 1997).

4.58 Amendment to Purchase Agreement effective May 30, 1997 between Network Imaging Corporation and CDR Enterprises. (Incorporated by reference to
          Exhibit 10.46 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.59 Registration Rights Agreement between the Company and CDR Enterprises dated as of December 31, 1996. (Incorporated by reference to Exhibit
          10.47 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.60 Warrant to purchase 40,000 shares of Common Stock issued to Mark Shoom dated as of June 25, 1996. (Incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.61 Warrant to purchase 40,000 shares of Common Stock issued to Charles Kucey dated as of June 25, 1996. (Incorporated by reference to Exhibit
          10.49 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.62 Form of Registration Rights Agreement between Network Imaging Corpora-tion and GFL Performance Ltd., dated as of March 15, 1996. (Incorporated by reference to Exhibit 10.50 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

                                     III-6

4.63 Warrant to purchase 5,000 shares of Common Stock issued Redington, Inc dated October 21, 1993 and Form of Registration Rights Agreement between Network Imaging Corporation and Redington, Inc. (Incorporated by reference to Exhibit 10.51 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.64 Form of Registration Rights Agreement between Network Imaging Corpor-ation and Fred Kassner dated as of December 31, 1996. (Incorporated by reference to Exhibit 10.52 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.65      Form of Warrant  Agreement  between  Network  Imaging  Corporation and
          American Stock Transfer and Trust Company to issue shares of Common Stock dated as of December 31, 1996. (Incorporated by reference to Exhibit 10.53 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.66 Representative's Warrant issued to Thomas James Associates, Inc. to purchase 150,000 shares of Common Stock dated May 18, 1992. (Incorporated by reference to Exhibit 4.11 to the Company's registration statement on Form SB-2 (Registration No. 33-64046) filed June 9, 1993)).

4.67 Warrant to purchase in aggregate (i) up to 140,000 shares of Series A Preferred Stock, or (ii) up to 253,624 shares of Common Stock, or
          (iii) any combination of such securities issued to (a) RAS Securities Corp. and (b) R.A. Schneider dated December 7, 1993. (Incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.68 Eight Percent (8%) Convertible Notes in the aggregate principal amount of $200,000 dated August 20, 1997 and issued to Gundyco in trust for RRSP 550 99119 12. (Incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the three months ended September 30, 1997.)

4.69 Form of Warrant dated August 21, 1997 to purchase 4,000 shares of Common Stock issued to Gundyco in trust for RRSP 550 99119 12. (Incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the three months ended September 30, 1997.)

4.70 Termination of Consulting Agreement among Network Imaging Corporation, Sterling Capital Group, Inc., and Robert M. Sterling, Jr., dated October 13, 1997. (Incorporated by reference to Exhibit 10.60 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.71 Termination of Consulting Agreement among Network Imaging Corporation, Mann Enterprises, Inc., and John B. Mann dated October 17, 1997. (Incorporated by reference to Exhibit 10.61 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.72 Termination of Consulting Agreement among Network Imaging Corporation, BCG, Inc., and Robert P. Bernardi, dated October 30, 1997. (Incorporated by reference to Exhibit 10.62 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

                                     III-7

4.73 Form of Warrant to purchase (i) 100,000 shares of Common Stock issued to Robert M. Sterling, Jr., dated October 1, 1997, (ii) 66,667 shares of Common Stock issued to Mann Enterprises, Inc., dated October 1, 1997, (iii) 50,000 shares of Common Stock issued to Robert P. Bernardi dated October 1, 1997, (iv) 4,464 shares of Common Stock issued to the Poretz Group dated August 1, 1997, (v) 5,495 shares of Common Stock issued to the Poretz Group dated November 1, 1997 and (vi) 33,951 shares of Common Stock issued to Alex Brown & Sons Incorporated dated August 5, 1997. (Incorporated by reference to Exhibit 10.63 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.74 Form of Registration Rights Agreement among Network Imaging Corpora-tion and the purchasers of the Series D Preferred Stock. (Incorporated by reference to Exhibit 10.64 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.75 Form of Registration Rights Agreement among Network Imaging Corpora-tion and the purchasers of the Series E Preferred Stock. (Incorporated by reference to Exhibit 10.65 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517).

4.76 Letter of Agreement between Network Imaging Corporation and Alex Brown & Sons Incorporated dated August 13, 1997. (Incorporated by reference to Exhibit 10.66 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.77 Form of Warrant to purchase (i) 3,094 shares of Common Stock issued to the Poretz Group dated February 1, 1997, (ii) 70,000 shares of Common Stock issued to Fred Kassner dated March 27, 1997, (iii) 17,500 shares of Common Stock issued to Damon Testaverde dated March 27, 1997, (iv) 5,495 shares of Common Stock issued to the Poretz Group dated May 1, 1997, (v) 30,000 shares of Common Stock issued to Fred Kassner dated June 9, 1997, and (vi) 7,500 shares of Common Stock issued to Damon Testaverde dated June 9, 1997. (Incorporated by reference to Exhibit
          10.67 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.78 Form of Securities Purchase Agreement between Network Imaging Corpora-tion and Genesee Fund Limited dated March 15, 1996. (Incorporated by reference to Exhibit 10.68 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.79 Form of Securities Purchase Agreement between Network Imaging Corpora-tion and (i) Bank Ehinger & CIE AG, and (ii) Privatinvest Bank, respectively, dated in February and March 1996. (Incorporated by reference to Exhibit 10.69 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.80 Letter of Employment Agreement between Network Imaging Corporation and James Leto dated May 9, 1996. (Incorporated by reference to Exhibit
          10.70 to Amendment No. 1 to the Company's registration statement on Form S-4 (Registration No. 333-36517)).

4.81 Form of Convertible Preferred Stock Purchase Agreement between Network Imaging Corporation and Purchaser dated June 28, 1996. (Incorporated by reference to Exhibit 4.a to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1996.)

4.82 Form of Convertible Preferred Stock Purchase Agreement between Network Imaging Corporation and Southbrook International Investments, Ltd., dated September 30, 1996. (Incorporated by reference to Exhibit 4.a to the Company's Quarterly Report of Form 10-Q for the period ending September 30, 1996.)

                                     III-8

4.83 Securities Purchase Agreement among Network Imaging Corporation, Cap-ital Ventures International, Zanett Lombardier, Ltd., and Bruno Guazzoni dated as of December 8, 1997.

4.84 Cashless Stock Purchase Warrant to purchase 131,250 shares of Common Stock issued to Capital Ventures International dated December 8, 1997.

4.85 Cashless Stock Purchase Warrant to purchase 56,250 shares of Common Stock issued to Zanett Lombardier, Ltd. dated December 8, 1997.

4.86 Cashless Stock Purchase Warrant to purchase 56,250 shares of Common Stock issued to Bruno Guazzoni dated December 8, 1997.

4.87 Registration Rights Agreement among Network Imaging Corporation, Cap-ital Ventures International, Zanett Lombardier, Ltd., and Bruno Guazzoni dated as of December 8, 1997.

10.22 Securities Purchase Agreement between Network Imaging Corporation and Fred Kassner dated as of December 29, 1997.

10.23 Letter Agreement between Network Imaging Corporation and holders of the Series K Stock entered into on November 30, 1997.

10.24 Letter from Zanett Lombardier Ltd., Capital Ventures International and Bruno Guazzoni to Network Imaging Corporation, dated December 12, 1997.

21        Subsidiaries.

27.1      Financial Data Schedule for the year ended December 31, 1997.

27.2      Financial Data Schedule for the year ended December 31, 1996

         b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during or relating to the fourth quarter of 1997:


         Form 8-K on December 8, 1997 to report the closing of the Series L Convertible Preferred Stock offering.

         Form 8-K on December 31, 1997 to report that the Company had achieved net tangible assets of at least $6 million and consummated the sale of Dorotech, S.A.

         Amendment to Form 8-K on March 13, 1998 to include proforma financial statements for the sale of Dorotech, S.A.

         c)   the exhibits are listed in Item 14(a)(3)

         d)   Financial Statement Schedules

                Schedule II - Valuation and Qualifying Account

                                III-9

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Reports of Independent Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996           F-4

Consolidated Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995                              F-5

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 1997, 1996 and 1995          F-6

Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995                              F-7

Notes to Consolidated Financial Statements                             F-8

                Report of Ernst & Young LLP, Independent Auditors


Board of  Directors
Network Imaging Corporation

We have audited the accompanying consolidated balance sheets of Network Imaging Corporation as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Imaging Corporation at December 31, 1996 and 1997 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Fairfax, Virginia
February 27, 1998

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Network Imaging Corporation

In our opinion, the consolidated balance sheet and the related accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Network Imaging Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of the statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/PRICE WATERHOUSE LLP

Washington, DC
March 29, 1996

                 NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                   Pro Forma at
                                        December 31, December 31,  December 31,
                                           1996          1997         1997
                                         ---------    ---------    ---------

                             ASSETS

Current assets:
 Cash and cash equivalents               $   7,601    $   3,816    $   4,268
 Accounts and notes receivable, net         13,243        8,569        8,569
 Note receivable Dorotech sale                --          7,000         --
 Inventories                                 1,503          722          722
 Prepaid expenses and other                  2,362        1,108        1,108
                                         ---------    ---------    ---------
    Total current assets                    24,709       21,215       14,667
Fixed assets, net                            2,887        2,165        2,165
Long-term notes receivable, net              1,979          378          378
Software development costs and
 purchased technology, net                   3,813        2,490        2,490
Goodwill, net                                3,237          499          499
Other assets                                   153          113          113
                                         ---------    ---------    ---------
     Total assets                        $  36,778    $  26,860    $  20,312
                                         =========    =========    =========


                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and
  obligations under capital leases       $   2,063    $   2,479    $   2,479
 Accounts payable                            3,185        2,037        2,037
 Accrued compensation and related
  expenses                                   1,891        1,135        1,135
 Deferred revenue                            3,789        3,334        3,334
 Other accrued expenses                      3,888        2,250        2,250
                                         ---------    ---------    ---------
     Total current liabilities              14,816       11,235       11,235
Long-term debt and obligations
 under capital leases                           88        1,108        1,108
Deferred income taxes                          300         --           --
                                         ---------    ---------    ---------
     Total liabilities                      15,204       12,343       12,343
Commitments
Redeemable Series F preferred stock,
 1,792,186 and 792,186 shares
 issued and  outstanding at December
 31, 1996 and 1997 and no shares
 issued and outstanding on a pro
 forma  basis at December 31, 1997           9,857        6,548         --
Stockholders' equity:
 Preferred stock, $.0001 par value,
  20,000,000 shares authorized;
  1,605,675 and 1,615,575 shares
  issued and outstanding at
  December 31, 1996 and 1997 and
  1,615,575 shares issued and
  outstanding on a pro forma basis
  at December 31, 1997
 Common stock, $.0001 par value,
  100,000,000 shares authorized;
  22,896,612 and 26,236,186 shares
  issued and outstanding at
  December 31, 1996 and 1997 and
  26,236,186 shares issued and
  outstanding on a pro forma basis
  at December 31, 1997                           2            3            3
Additional paid-in-capital                 124,429      132,403      132,403
Accumulated deficit                       (113,098)    (124,437)    (124,437)
Translation adjustment                         384         --           --
                                         ---------    ---------    ---------
     Total stockholders' equity             11,717        7,969        7,969
                                         ---------    ---------    ---------
     Total liabilities and
      stockholders' equity               $  36,778    $  26,860    $  20,312
                                         =========    =========    =========



   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,
               (In thousands, except share and per share amounts)



                                           1997           1996           1995
                                         --------       --------       --------
Revenues:
 Products                                $ 18,310       $ 18,336       $ 47,508
 Services                                  17,496         21,141         21,643
                                         --------       --------       --------
                                           35,806         39,477         69,151
                                         --------       --------       --------
Costs and expenses:
 Cost of products sold                      8,383          9,953         29,263
 Cost of services provided                 13,625         15,901         14,315
 Product development                        4,428          5,342          6,066
 Selling, general and
  administrative                           20,263         24,634         35,491
 Sale of subsidiaries and
  other, net                                  160            921          9,274
 Settlement with
  stockholders                               --             --            1,642
 Exchange fee and gain
  on sale of asset, net                      --              619           --
 Restructuring costs                         --             (175)        (1,433)
                                         --------       --------       --------
                                           46,859         57,195         94,618
                                         --------       --------       --------
Loss before interest (expense)
 income and income taxes                  (11,053)       (17,718)       (25,467)
  Interest (expense)
   income, net                               (286)           309            224
                                         --------       --------       --------
Loss before income taxes                  (11,339)       (17,409)       (25,243)
 Income tax benefit                          --              (68)          (280)
                                         --------       --------       --------
Net loss                                  (11,339)       (17,341)       (24,963)
                                         --------       --------       --------

Preferred stock preferences
 Accrued dividends                         (1,435)        (3,730)        (9,933)
 Imputed dividends                         (1,536)          --             --
                                         --------       --------       --------
Net loss applicable
 to common shares                        $(14,310)      $(21,071)      $(34,896)
                                         ========       ========       ========

Net loss per common share                $  (0.57)      $  (1.02)      $  (2.41)
                                         ========       =========      ========

Net loss per common share
 - assuming dilution                     $  (0.57)      $  (1.02)      $  (2.41)
                                         ========       =========      ========







   The accompanying notes are an integral part of these financial statements.


                 NETWORK IMAGING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995
                      (In thousands, except share amounts)



                                                                     Additional
                                  Preferred Stock     Common Stock     paid-in    Accumulated   Translation
                                  Shares     Amt.    Shares     Amt.   capital       Deficit     Adjustment     Total
                                 ----------------   ---------------- -----------  ------------  ------------  ----------

Balance December 31, 1994        1,605,025   $--     13,628,175   $1   $   95,597   ($  70,794)   $      352  $   25,156
Issuance of preferred stock,
 net of offering costs of $1,790     2,174                                 19,949                                 19,949
Conversion of preferred stock         (885)           2,276,237                                                       --
Redemption of preferred stock       (1,086)                               (15,600)                               (15,600)
Issuance of common stock, net
 of offering costs of $941                            2,732,814    1        9,198                                  9,199
Accretion of preferred stock                                                 (869)                                  (869)
Dividends on preferred stock                                               (3,210)                                (3,210)
Translation adjustment                                                                                   523         523
Net loss                                                                               (24,963)                  (24,963)
                                 ----------------    ---------------   ----------   ----------    ----------  ----------
Balance December 31, 1995        1,605,228    --     18,637,226    2      105,065      (95,757)          875      10,185

Issuance of common stock, net
 of offering costs of $376                            1,902,487             6,149                                  6,149
Issuance of preferred stock,
 net of offering costs of $209       1,100                                 10,791                                 10,791
Issuance of warrants for line
 of credit                                                                    192                                    192
Buy-Back adjustment of Redeemable
 Series F preferred stock                                                   5,962                                  5,962
Conversion of preferred stock         (653)           2,356,899                                                       --
Accretion of preferred stock                                                 (341)                                  (341)
Dividends on preferred stock                                               (3,389)                                (3,389)
Translation adjustment                                                                                  (491)       (491)
Net loss                                                                               (17,341)                  (17,341)
                                 ----------------    ---------------   ----------   ----------    ----------  ----------
Balance December 31, 1996        1,605,675    --     22,896,612    2      124,429     (113,098)          384      11,717

Issuance of common stock upon
 exercise of warrants                                    23,331                23                                     23
Conversion of preferred stock         (650)           3,020,110   1                                                   1
Conversion of convertible notes                        121,241                98                                     98
Issuance of preferred stock,
net of offering costs of $2,379     10,550                                 10,220                                 10,220
Issuance of common stock                                174,892               174                                    174
Issuance of warrants                                                          430                                    430
Accrued dividends on preferred
 stock                                                                     (1,435)                                (1,435)
Imputed dividends on preferred
 stock                                                                     (1,536)                                (1,536)
Translation adjustment                                                                                  (384)       (384)
Net loss                                                                               (11,339)                  (11,339)
                                 ----------------    ---------------   ----------   ----------    ----------  ----------
Balance December 31, 1997        1,615,575   $--     26,236,186   $3   $  132,403   ($ 124,437)   $      --   $    7,969
                                 ================    ===============   ==========   ==========    ==========  ==========



   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                                 (In thousands)


                                           1997       1996        1995
                                        ---------   ---------   ---------

Cash flows from operating activities:
 Net loss                               $(11,339)   $(17,341)   $(24,963)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization           4,464       5,793       6,270
   Restructuring costs                      --          (175)     (1,433)
   Loss (gain) on closure and sale
    of subsidiaries                         (266)        921       9,274
   Other gains and losses, net               426        --          --
   Impairment of asset and stock
    settlement                              --          --         1,063
   Realized gain on sale of
    short-term investments                  --          (108)       (151)
   Changes in assets and liabilities:
    Accounts and notes receivable         (3,604)      1,871      (1,350)
    Inventories                                4         313         988
    Prepaid expenses and other               325         937      (1,681)
    Accounts payable                       1,626      (3,353)       (313)
    Accrued compensation and
     related expenses                      1,217          54       2,107
    Deferred revenues                        462        (449)      1,521
    Deferred income taxes                     15        (246)       (331)
                                        --------    --------    --------
Net cash used in operating activities     (6,670)    (11,783)     (8,999)
                                        --------    --------    --------

Cash flows from investing activities:
 Sale of short-term investments             --           111      12,731
 Capitalized software development
  and license costs                       (1,454)     (1,979)     (1,784)
 Purchases of fixed assets                  (888)     (1,068)     (1,522)
 Business divestitures and related
  costs                                       46         299         154
                                        --------    --------    --------
Net cash (used in) provided by
 investing activities                     (2,296)     (2,637)      9,579
                                        --------    --------    --------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net                                 162       6,149       8,412
 Proceeds from issuance of preferred
  stock, net                               5,122      10,791      19,949
 Redemption of Series D preferred
  stock                                     --          --       (15,600)
 Cash dividends paid on preferred
  stock                                   (1,779)     (3,210)     (3,210)
 Proceeds from borrowings                  6,861        --          (869)
 Redemption of  Mandatory Redeemable
  Preferred Stock                         (3,500)       --          --
 Proceeds from sale and leaseback of
  fixed assets                              --           196         226
 Principal payments on capital lease
  obligations                             (1,126)       (913)       (817)
 Principal payments on debt                 (421)       (270)     (3,382)
                                        --------    --------    --------
Net cash provided by financing
 activities                                5,319      12,743       4,709
                                        --------    --------    --------

Effect of exchange rate changes
 on cash and cash equivalents               (138)        (81)         81
Net (decrease) increase in cash
 and cash equivalents                     (3,785)     (1,758)      5,370
Cash and cash equivalents at
 beginning of year                         7,601       9,359       3,989
                                        --------    --------    --------
Cash and cash equivalents at
 end of year                            $  3,816    $  7,601    $  9,359
                                        ========    ========    ========

Supplemental Cash Flow Information:
 Interest paid                              $629        $278        $712
 Income taxes paid                          $208        $209        $151









   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

Network Imaging Corporation ("Network Imaging" or the "Company") is a developer and marketer of content and document management software. Its flagship product suite, 1View , manages the storage, access and distribution of any multimedia data, such as engineering diagrams, office documents, photographs, voice and video. 1View excels in distributed, high transaction, high volume mission critical applications across legacy, client/server and Internet/intranet based environments. The 1View suite also encompasses a scaleable production-level, mainframe enhanced client server Computer Output to Laser Disk ("COLD") application to address a wide variety of report archival and retrieval requirements.

In 1997, the Company's operations were divided approximately 70% within the United States and 30% in Europe. The Company's European operations were sold during the fourth quarter 1997. U.S. operations were conducted in Herndon, Virginia (primarily the development of the 1View suite and COLD family of storage products), Minneapolis, Minnesota and Denver, Colorado. European operations were conducted near Paris, France (hierarchical storage management software and related storage products and engineering services).

The adverse results of operations which the Company experienced in 1997 are expected to continue, in declining amounts, into 1998. The Company believes that its existing cash, together with the net proceeds of $1.1 million received from the issuance of common stock in the first quarter of 1998 (See Note 17) and the anticipated cash flows from 1998 operations should provide sufficient resources to fund its activities in 1998. Anticipated cash flows from 1998 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its 1View and COLD products. Achievement of these objectives is subject to various risk factors related to, among other things: the need to use a two-step distribution channel involving system integrators; the long lead times in the sales cycle; the large dollar size of the average unit sale requiring high level customer authorizations; the large number of established and potential competitors in the marketplace; the fast pace of technology evolution related to the product suite; the newness of the Company's sales and marketing staff; and the evolving nature of the Company's sales and marketing strategies. The Company nevertheless believes that its sales and gross profit objectives are achievable in light of its recent divestitures of a non-core business units, the successful installation of 1View and COLD products in several major contracts during 1997, the repositioning of its product lines; additions to the executive sale management, and the refocusing of sales and marketing resources. If the Company is unable to meet these objectives , it will consider alternative sources of liquidity, such as public or private offerings of equity securities; the curtailment of certain capital and discretionary expenditures (such as travel, marketing, consulting and salaries); and other various courses of action. Although the Company believes that it can successfully implement its 1998 operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation --

The consolidated financial statements include the accounts of Network Imaging Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Cash equivalents and short-term investments --

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

         Revenue recognition --

The Company recognizes software revenue in accordance with the AICPA Statement of Position 91-1, "Software Revenue Recognition". Revenue from hardware and software sales related to the Company's 1View and COLD software products is recognized when the product is delivered to the customer. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such costs at the time of sale.

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

The Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". The SOP supersedes SOP 91-1 and provides revised and expanded guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adopted the SOP in the first quarter of 1998 and does not expect the adoption of this SOP to materially affect its financial position or results of operations.

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

         Software development and license costs --

The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," ("SFAS 86"). The Company capitalizes certain acquired software licenses (see Note 4) which are incorporated into the Company's products. Amortization of software development and license costs is provided on an individual product basis over the estimated useful life of the products, three years, beginning when the related products are available for general release. Costs for research and development incurred prior to establishing technological feasibility of software products, or after their commercial release, are expensed in the period incurred. The Company periodically assesses capitalized software amounts and, when less than anticipated net realizable value, charges any such excess to expense.

         Goodwill --

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of businesses acquired is being amortized on a straight-line basis over seven years. Amortization expense in 1997, 1996 and 1995 was $743,000, $1.1 million and $1.3 million, respectively. Accumulated amortization as of December 31, 1997 and 1996 was $671,000 and $3.1 million, respectively. In accordance with Statement of Financial Accounting Standards No. 121, the Company routinely evaluates recoverability of goodwill by comparing future undiscounted cash flows to the recorded carrying value to determine if a write-down is required. If a write-down is required, the Company would prepare a discounted cash flow analysis to determine the amount of the write-down.
         Concentration of Credit Risk --

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of its cash equivalents, trade accounts and notes receivable. The Company periodically performs credit evaluations of customer's financial condition and generally requires no collateral.

         Fair Value of Financial Instruments --

The  carrying  value of the  Company's  financial  instruments,  including  cash
equivalents,   accounts  and  notes  receivable,   accounts  payable  and  debt,
approximate fair value.

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

         Foreign currency translation --

The functional currency of the Company's foreign operation was the applicable local currency. Consequently, for the operation outside the United States, assets and liabilities were translated into United States dollars using exchange rates in effect at the balance sheet date and revenues and expenses using the average exchange rate during the period. The gains and losses resulting from such translations are included as a component of stockholders' equity. Since the Company's French subsidiary operated only within France, exposure to foreign exchange risk was limited.

         Net loss per common share --

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS 128 requirements. (See
Note 11).

         Stock Based Compensation --

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" but with additional disclosure. The Company has adopted the disclosure provisions of SFAS 123 and accordingly there is no effect on the Company's financial position or results of operations (See Note 8).

         Impact of Recently Issued Accounting Standards --

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of SFAS 130 are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations of the Company.

The Company intends to adopt Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), in fiscal year 1998. SFAS 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. The adoption of SFAS 131 is not expected to materially impact the Company's financial position or results of operations.

         Year 2000 --

The Company is aware of the issues associated with the Year 2000 as it relates to information systems. The Year 2000 is not expected to have a material impact on the Company's current information systems because current software is either already Year 2000 compliant or required changes will be insignificant. As a result, the Company does not anticipate that incremental expenditures to ensure that its information systems are Year 2000 compliant will be material to the Company's liquidity, financial position or results of operations over the next few years. Such costs will be expensed as they are incurred.

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

NOTE 2- RECEIVABLES

Receivables consist of the following:

                                                      December 31,
                                                    1997        1996
                                                  --------    --------
                                                     (in thousands)

Trade accounts receivable                         $  8,586    $  9,814
Unbilled receivables                                    49       3,488
Notes receivable                                     2,329       2,475
Employee receivables                                   119         112
Other receivables                                       12         188
                                                  --------    --------
                                                    11,095      16,077
Allowance for uncollectible accounts receivable     (1,050)       (535)
Allowance for uncollectible notes receivable        (1,098)       (320)
                                                  --------    --------
                                                     8,947      15,222
Less: current receivables, net                      (8,569)    (13,243)
                                                  --------    --------
Long-term receivables, net                        $    378    $  1,979
                                                  ========    ========

The Company's notes receivable balance of $2.3 million at December 31, 1997 includes $1.8 million of notes resulting from the divestitures of previously owned operating units made during 1995 and 1996 (see Note 5) and $525,000 of notes receivable from former stockholders of a subsidiary acquired in 1994 (See
Note 15).

Presented separately is the $7.0 million promissory note received as consideration for the sale of the Company's french subsidiary, Dorotech. During the first quarter of 1998, the $7.0 million note receivable was collected (See
Note 17).

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:
                                                       December 31,
                                                     1997       1996
                                                   -------    -------
                                                     (in thousands)

Computer and office equipment                      $ 3,032    $ 4,953
Furniture and leasehold improvements                   599      1,131
Furniture, fixtures and equipment
  under capital leases                               3,297      2,482
                                                   -------    -------
                                                     6,928      8,566
Less: Accumulated depreciation                      (4,763)    (5,679)
                                                   -------    -------
                                                   $ 2,165    $ 2,887
                                                   =======    =======

Depreciation and amortization expense related to fixed assets in 1997, 1996, and 1995 totaled $1.8 million, $1.7 million, and $2.1 million, respectively. The Company recorded $489,000, $580,000, and $704,000 as amortization expense of capital leases during 1997, 1996 and 1995, respectively.

NOTE 4- SOFTWARE DEVELOPMENT AND PURCHASED TECHNOLOGY

Capitalized software development and purchased technology consists of the following:

                                                    December 31,
                                                  1997        1996
                                                --------    --------
                                                   (in thousands)

Internally developed                            $  4,604    $  8,517
Purchased technology                                 312       3,149
                                                --------    --------
                                                   4,916      11,666
Less:  Accumulated amortization                   (2,426)     (7,853)
                                                --------    --------
                                                $  2,490    $  3,813
                                                ========    ========

The  overall  decrease  in  capitalized   software   development  and  purchased
technology costs is due to the divestiture of the Company's French subsidiary, Dorotech, S.A. (see Note 5).

During 1997, 1996 and 1995, amortization of capitalized software development and license costs totaled $1.6 million, $2.6 million and $2.7 million, respectively, and was included in cost of products sold. The Company expensed $3.4 million of purchased technology and $721,000 of capitalized software in 1995 due to certain divestitures of its subsidiaries.

NOTE 5 - DIVESTITURES OF BUSINESSES

During the fourth quarter of 1997, the Company sold the stock of Dorotech, SA. ("Dorotech") a wholly owned subsidiary of the Company, in a transaction that resulted in a $266,000 gain. The Company received as consideration a promissory note totaling $7.0 million which was paid to the Company during January 1998 (See Notes 9 and 17).

In connection with the sale of Dorotech, the Company reduced goodwill and related accumulated amortization by $5.1 million and $3.4 million, respectively.

During 1996 and 1995, the Company sold several of its subsidiaries ("the Divestitures") resulting in a loss on disposal of $921,000 and $9.3 million in 1996 and 1995, respectively. The Company received as consideration from the Divestitures, cash and notes totaling $1.5 million and $4.3 million in 1996 and 1995, respectively.

The following unaudited pro forma information assumes that the 1997 disposition of Dorotech subsidiary occurred January 1, 1997. The unaudited pro forma information is not necessarily indicative of the results of future operations or the actual results that would have occurred had the transactions taken place at January 1, 1997 (in thousands, except share amounts):

Revenue                                                  $ 24,486
Net loss applicable to common shares                     $(13,474)
Net loss applicable to common share                      $  (0.53)
                                                         ========
NOTE 6 - OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

                                                    December 31,
                                                   1997     1996
                                                  ------   ------
                                                  (in thousands)

Accrued preferred dividends                       $ --     $  714
Accrued income and other taxes                       427    1,667
Other                                              1,823    1,507
                                                  ------   ------
                                                  $2,250   $3,888
                                                  ======   ======

NOTE 7- BORROWING ARRANGEMENTS

Borrowings consist of the following:

                                                  December 31,
                                                1997        1996
                                               -------    -------
                                                 (in thousands)

Lines of credit                                $ 1,000    $  --

Convertible notes (net of $37,279 discount)
 bearing interest at 8.0%                        1,863       --

Capital lease obligations bearing interest
 ranging from 9.4% to 13.5%                        724        957

Term loans from French government agencies,
 non-interest bearing, due at various dates
 through 1997                                     --        1,098

Term notes with financial institutions,
 bearing interest ranging from 8.8% to 10%,
 due at various dates through 1997                --           96
                                               -------    -------
                                                 3,587      2,151

Less:  Amounts due in one year                  (2,479)    (2,063)
                                               -------    -------
Long-term debt and capital lease obligations   $ 1,108    $    88
                                               =======    =======


During December 1996, the Company entered into a restricted $5.0 million line of credit agreement with a stockholder of the Company ("the Stockholder line of credit") to fund the buy back of the Company's Series F Preferred Stock. During December 1997, $4.0 million of the outstanding $5.0 million Stockholder line of credit was converted into equity through the issuance of 4,000 shares of Series M Convertible Stock (See Note 8). The remaining $1.0 million of the Stockholder line of credit outstanding at December 31, 1997 bears interest at the prime rate (8.50% at December 31, 1997) plus 2% and is secured by the domestic accounts receivable of the Company. The Stockholder line of credit expires on April 1, 1999.

During July and August 1997, the Company issued, pursuant to a private placement exemption under the Securities Act of 1933, as amended, 8% Convertible Notes ("the Notes") due July 8, 2002 and August 20, 2002 totaling $2.0 million. The Notes are convertible into the Company's Common Stock beginning 45 days after issue at a conversion price of $1.875 and $1.50 per share, the price on the issue dates. At December 31, 1997, the Notes were convertible into 2,560,327 shares of Common Stock. During December 1997, $100,000 of Notes were converted into 121,241 shares of Common Stock and during January 1998 $1.3 million of the Notes were redeemed in cash (See Note 17).

On or after October 30, and December 12, 1997, the Notes holders have the right to redeem the convertible notes plus accrued interest on one business days' notice to the Company in cash or shares of Common Stock, at the Company's election. On or after October 30, and December 12, 1997, the Company has the right to redeem the Notes plus accrued interest on 30 days' notice to the holders in cash or share of Common Stock, at the Notes holders' election. If shares of Common Stock are used, Common Stock is issued at a rate of 90% of the previous 5 trading days average closing bid price. The interest is compounded semi-annually. The warrants issued to the Notes holders have an exercise price of $1.875 and $1.50 per share and expire on July 8, and August 20, 2000, respectively.

The Company leases certain of its furniture and equipment under capital lease arrangements. Future minimum lease payments under these capital leases are:
1998, $667,000;  1999, $89,000;  2000, $20,000; 2001, $13,000, and 2002, $4,000.
Of the $793,000 total lease payments, $69,000 represents interest.

NOTE 8 - STOCKHOLDERS' EQUITY

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

         Series A Preferred Stock -

The issuance of up to 1,750,000 shares of the Series A Cumulative Convertible Preferred Stock (the "Series A Stock") has been authorized and 1,605,025 shares are outstanding. A majority of the outstanding shares of the Series A Stock and the Common Stock voted to approve amendments to the terms of the Series A Stock (the "Amendments"). The Amendments became effective December 31, 1997.

Prior to the approval of the Amendments to the Series A Stock, the Series A Stock had a liquidation preference of $25.00 per share plus all accrued and unpaid dividends. The Series A Stock was convertible into Common Stock at any time prior to redemption or exchange at the rate of 2.06 shares of Common Stock for each share of Series A Stock (an effective conversion price of $12.11 per share).

The Series A Stock, upon 30 days written notice after December 7, 1996, was redeemable by the Company at $25.00 per share, plus accumulated and unpaid dividends, and exchangeable by the Company for Common Stock having a current market price of $25.00 per share, provided in each case that the closing sale price of the Common Stock for at least 20 consecutive trading days ending not more than 10 trading days prior to the date notice of the call for redemption or notice of exchange is given is at least $18.00 per share, or after December 7, 1997, at the cash redemption prices (ranging from $26.75 to $25.00) set forth in the certificate of designations, plus accumulated and unpaid dividends.

Cumulative dividends on the Series A Stock were at the rate of $2.00 per share per annum and were payable quarterly, out of funds legally available therefor, on January 31, April 30, July 31 and October 31 of each year. The Company did not pay the quarterly dividend on July 31 and October 31, 1997. Upon the approval of the Amendments, the Company eliminated a cash dividend of $3.2 million per year.

As of the date of the effectiveness of the Amendments, the stockholders of the Series A Cumulative Convertible Preferred Stock ("Series A Stock") are entitled to receive an annual dividend of $0.84 per share, payable quarterly in cash or Common Stock, at the Company's option, and convert to Common Stock at a rate of
7.68 shares of Common Stock for each share of Series A Stock. On the date the Company releases its earnings for the applicable quarter, it will announce whether the dividend for that quarter will be paid in cash or Common Stock; that date shall also be the record date for the dividend payment. If the dividend is paid in Common Stock, the number of shares of Common Stock distributed as a dividend will be based on the average closing price per share of Common Stock during the 10 day period following the Company's release of earnings for the applicable quarter. Dividend payments will be made 20 days after the release of earnings.

The Company may not force conversion of shares of Series A Stock into Common Stock during 1998. Beginning January 1, 1999, the Company will be able to convert each share of Series A Stock into shares of Common Stock if the closing price per share of Common Stock is at least equal to $4.00 per share for 20 consecutive trading days. Beginning January 1, 2000, the Company will be able to convert each share of Series A Stock into shares of Common Stock if the closing price per share of Common Stock is at least equal to $3.00 per share for 20 consecutive trading days. Beginning January 1, 2001, the Company is able to convert each share of Series A Stock into shares of Common Stock at any time at the Company's option.

The Series A stockholders vote as a class to approve or disapprove any issuance of any securities senior to or on parity with the Series A Stock with respect to dividends or distributions. The Series A Stock has a liquidation price of $12.00 per share. At December 31, 1997, the Series A Stock was convertible into 12,326,592 shares of Common Stock.

         Series H and J Preferred Stock --

The 260 shares of Series H and 390 shares of Series J Convertible Preferred Stock outstanding at December 31, 1996 were converted during 1997 into 1,435,650 and 1,584,460 shares of Common stock, respectively.

         Series K Preferred Stock --

During July 1997, the Company agreed to issue up to 11,000 units, at $1,000 per unit, consisting of one share of Series K Convertible Preferred Stock (the "Series K Stock") and warrants to acquire 75 shares of Common Stock at an exercise price of $2.40 per share. On July 28, 1997, the Company issued 3,300 Units and received net proceeds of $2.9 million ("the Series K Offering"). In accordance with the terms of the Series K Offering, the proceeds will be used for working capital and general corporate purposes. The Series K Stock has a dividend rate of 7% per annum ("the Premium") which is payable at the time of conversion or redemption in cash or shares of Common Stock, as elected by the

Company. The Company also issued warrants to purchase 594,000 shares of Common Stock at an exercise price of $1.00 per share to the purchasers of the Series K Stock and 389,909 shares of Common Stock at $1.00 per share to the placement agent in the transaction. Under the requirements of a newly issued SEC staff position (the "SEC Staff Position"), the carrying value of the Series K Stock was increased by $774,000, the amount allocated to the beneficial conversion feature and a corresponding non-cash charge was recorded to preferred stock dividends. The Series K Stock issued and outstanding in July 2002 automatically converts into Common Stock. At December 31, 1997, the 3,300 shares of Series K Preferred Stock outstanding were convertible into 4,926,612 shares of Common Stock. During the first quarter of 1998, 700 shares of the Series K Stock were converted into 1,023,532 shares of Common Stock.

The Series K Preferred Stock has a per share liquidation preference, subject to the liquidation preferences of the Series A Stock and the Series M Convertible Preferred Stock, equal to the sum of $1,000 plus 7% per annum simple cumulative interest thereon for the period since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock determined by dividing an amount equal to the initial purchase price of $1,000 plus the Premium (if it has not been timely redeemed) by the lesser of
(1) $2.00 or (2) the lowest closing sale price for the Common Stock for the ten trading days immediately preceding the conversion multiplied by the "Conversion Percentage." The Conversion Percentage is (a) 105% prior to the 61st day following July 28, 1997 (the "First Closing Date"), (b) 96% for the period between the 61st and the 90th day following the First Closing Date, (c) 85% for the period between the 91st and the 180th day following the First Closing Date, and (d) 81% for the period after the 180th day following the First Closing Date. In an involuntary liquidation, subject to the liquidation preferences described above, each share of Series K Stock is equal to the face amount plus the accrued Premium.

The redemption amount per share of Series K Stock equals (1) $1,000 plus the accrued Premium multiplied by (2) the highest closing price of the Common Stock during the period beginning on the date of the redemption notice and ending on the date of redemption, divided by (3) the Conversion Price in effect on the date of the redemption notice ("Redemption Amount").

The holders have the right of redemption under various circumstances, all of which are under the sole control of the Company. The Company has the right to redeem all of the outstanding Series K Stock at any time at a price per share equal to the greater of (1) the sum of the face amount plus the accrued Premium or (2) (a) the sum of $1,000 plus the accrued Premium multiplied by (b) the volume weighted average sales price of the Common Stock on the trading day immediately preceeding the optional redemption notice, divided by (c) the conversion price in effect on the date of the optional redemption notice.

         Series L Preferred Stock --

In December 1997, the Company issued 3,250 units consisting of one share of Series L Convertible Preferred Stock (the "Series L Stock") and warrants to purchase 75 shares of Common Stock at an exercise price of $1.65 per share. The Company received net proceeds of $2.9 million (the "Series L Offering"). The Series L Stock has a dividend rate of 7% per annum which is payable at the time of conversion or redemption in cash or shares of Common Stock at the election of the Company. In accordance with the terms of the Series L Offering, the proceeds will be used for working capital and general corporate purposes. The Company also issued warrants to purchase 402,188 shares of Common Stock at an exercise price of $1.00 per share to the purchasers of the Series L Stock and warrants to purchase 264,000 shares of Common Stock at $1.00 per share to the placement agent in the transaction. Under the requirements of the SEC Staff Position, the carrying value of the Series L Stock was increased by $762,000, the amount allocated to the beneficial conversion feature and a corresponding non-cash charge was recorded to preferred stock dividends. The Series L stockholders may acquire up to an additional 3,000 shares of Series L Stock if the Company satisfies certain conditions. Additional warrants will be issued to the placement agent if such closings occur. In connection with the sale of the Series L Stock, the Company agreed to register the Common Stock issuable upon the conversion of the preferred stock and the execution of the warrants. At December 31, 1997, the 3,250 shares of Series L Stock were convertible into 4,731,825 shares of Common Stock.

The Series L Stock has a per share liquidation preference, subject to the liquidation preferences of the Series A Stock and the Series M Convertible Preferred Stock of an amount equal to the sum of $1,000 plus 7% per annum simple cumulative interest thereon for the period since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock determined by dividing an amount equal to the initial purchase price of $1,000 by the lesser of (1) $1.375 and (b) the lowest closing sale price for the Common Stock for the ten trading days immediately preceding the conversion multiplied by the "Conversion Percentage." The Conversion Percentage for the Series L Stock is (a) 85% prior to the 48th day following December 8, 1997 (the "First Series L Closing Date"), and (b) 81% for the period on or after the 48th day following the First Series L Closing Date. In an involuntary liquidation, subject to the liquidation preferences described above, the Series L Stock is equal to the face amount plus the accrued premium.

The terms of the Series L Stock provide the holders with the right of redemption under various circumstances all of which are in the sole control of the Company. The Company has the right to redeem all of the outstanding Series L Stock at any time at a price per share equal to the greater of (1) the sum of the face amount plus the accrued Premium or (2) (a) the sum of $1,000 plus the accrued Premium multiplied by (b) the volume weighted average sales price of the Common Stock on the trading day immediately preceeding the optional redemption notice, divided by (c) the conversion price in effect on the date of the optional redemption notice.

         Series M Preferred Stock --

In December 1997, the Company converted $4 million of the outstanding $5 million Stockholder line of credit into 4,000 shares of Series M Convertible Stock the ("Series M Stock"). The Company agreed to register the Common Stock issuable upon the conversion of the preferred stock no later than August 1, 1998. The Company received no proceeds from the conversion of the Stockholder line of credit to equity. The Series M Stock issued and outstanding in December 2001 automatically converts into Common Stock. At December 31, 1997, the 4,000 shares of Series M Stock were convertible into 4,002,795 shares of Common Stock.

The Series M Stock has a per share liquidation preference, subject to the liquidation preference of the Series A Stock, of an amount equal to the sum of $1,000 plus 8 1/2% per annum simple interest thereon for the period since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock determined by dividing an amount equal to the initial purchase price of $1,000 by $1.00. The Series M Stock has a cumulative dividend rate of 8 1/2% per annum which is payable at the time of conversion or redemption in cash or shares of Common Stock, at the election of the Company.

The Series M holder has a right of redemption under various circumstances, all of which are under the sole control of the Company. The Company has the right, at any time, to redeem all of the then outstanding Series M Stock for a price per share equal to $1,000 plus the accrued unpaid interest.

         Stock purchase warrants --

The Company has the following warrants outstanding at December 31, 1997, all of which are currently exercisable:

                                                                                                    Warrants        Shares
                        Warrants                  Exercise                                         Outstanding     Issuable
Issuance                 Issued                  Price Range                   Expiration         Dec. 31, 1997  Upon Excercise
--------                ---------                -----------                   ----------         -------------  -------------

IPO Units               1,595,000                    $1.50                       May 1998               654,392        654,392
Placement agents        1,810,539                  $0.86-$14.85            April 1998-Dec 2002        1,521,625      1,535,298
Other                   1,306,106                  $1.44-$6.82             Jan 2000-Dec 2002          1,117,772      1,117,772
Series A preferred        180,772                   $11.62                    December 1998             180,772        373,186
Series D preferred        227,068                    $7.57                      July 2000               227,068        227,068
Series E preferred         34,400                    $7.20                      July 2000                34,400         34,400
Private Placement         179,400                  $1.50-$4.00             Nov 2000-Dec 2002            179,400        179,400
Series G preferred         40,000                    $3.75                    December 2000              40,000         40,000
Series H Preferred         80,000                    $3.75                      June 2001                80,000         80,000
Series K Preferred        594,000                    $1.00                      July 2002               594,000        594,000
Series L Preferred        402,188                    $1.00                    December 2002             402,188        402,188
                        ---------                                                                     ---------      ---------
                        6,449,473                                                                     5,031,617      5,237,704
                        =========                                                                     =========      =========


         Stock option plans --

The Company applies APB 25 in accounting for its stock option plans ("the Plans"), and accordingly, recognizes compensation expense for any difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Certain options qualify as incentive stock options under the Internal Revenue Code. The vesting and the terms of any option granted under the plans are determined by the Board of Directors with the requirement that the term of an incentive stock option shall not exceed ten years. To date, options granted range from five- to ten-year terms. The exercise price per share of Common Stock subject to an incentive stock option is not less than the fair market value at the time of grant. The Company has also issued non-qualified plan options. An aggregate of 9.5 million shares have been authorized for issuance under the Company's stock option plans.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted during 1997, 1996 and 1995 are estimated at $0.79, $2.22 and $2.56 per share respectively, on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995 respectively: average risk-free interest rates of 5.4%, 6.7% and 6.6%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock is .58 for 1997 and .63 for 1996 and 1995; and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma loss is $16.2 million, $23.1 million and $35.6 million for 1997, 1996 and 1995, respectively and pro forma net loss applicable to common shares is $0.64, $1.12 and $2.46 for 1997, 1996 and 1995, respectively. The effect of applying SFAS 123 on the 1997, 1996 and 1995 pro forma net losses is not necessarily representative of the effects on reported net loss and net loss per share for future years due to, among other things, 1) the vesting period of the stock options and the 2) fair value of additional stock options in future years.

The  following  table  summarizes  the activity in stock  options  issued by the
Company:

                                                                Weighted
                                                                Average
                                                                Exercise
                                            Options              Price
                                          ----------         --------------
Balance, January 1, 1995                   5,267,800             $6.77
Granted                                    2,486,250              2.91
Exercised                                    (89,957)             3.15
Forfeited                                 (1,163,769)             6.15
                                          ----------
Balance, December 31, 1995                 6,500,324              4.12


Granted                                    1,454,000              1.88
Exercised                                    (88,869)             1.23
Forfeited                                   (851,619)             4.08
                                          ----------
Balance, December 31, 1996                 7,013,836              4.22

Granted                                    2,680,354              1.90
Exercised                                       --
Forfeited                                 (3,036,037)             4.15
                                          ----------
Balance, December 31, 1997                 6,658,153             $1.92
                                           =========

In August 1997, the Board of Directors approved a plan to reprice the Company's outstanding stock options. The plan allowed holders of out-of-the-money options, excluding executives, officers, and directors, to receive a new exercise price of $1.50 per option share, the market price on the date of the approved plan. The plan allowed executives and officers of out-of-the-money options to also receive a new exercise price of $1.50 but for fewer shares of Common Stock determined pursuant to the Black-Scholes formula intended to result in approximate economic equivalence between the old and the new options. As a result of this repricing, options for an aggregate of 561,752 out of a total of

1,635,000 shares of Common Stock at exercise prices ranging from $1.91 to $6.82 per share were surrendered. Stock options held by the Company's Board of Directors were not repriced.

In July 1997, the Company adopted the 1997 Director Stock Option Plan ("the Director Plan") for the Company's Directors and discontinued cash payments to the Board Members for their service. The Director Plan provides stock option grants in the amount of 30,000 shares at each annual board meeting for those directors who are not executive officers of the Company. Persons appointed to the Board at any time after the annual grant receive pro-rata shares of the option grant. Options vest 25% each quarter and become fully vested on the first anniversary of their grant. The Company has reserved 360,000 shares of Common Stock for issuance in connection with the Director Plan.

At December 31, 1997, options to purchase 2,770,406 shares had vested and were exercisable at a weighted average exercise price of $1.99 per share and had a weighted average contractual life of 5.8 years.

NOTE 9 - REDEEMABLE PREFERRED STOCK

In December 1996, the Company entered into an agreement with the holder of the Series F Preferred Stock to redeem the shares for an aggregate of $9.9 million or $5.50 per share. The agreement required the Company to make payments totaling $6.3 million through June 30, 1997, and an additional $3.6 million on or before January 31, 1998. During the first quarter of 1997, the Company redeemed 1,000,000 shares of Series F Preferred Stock for $3.5 million. The Company used proceeds from its line of credit to finance the Series F Preferred share buy back. During the second quarter of 1997, the Company amended the December 1996 redemption agreement and as a result, the remaining $6.4 million, excluding interest, was due upon the sale of the Company's Dorotech subsidiary, but no later than January 31, 1998. During the fourth quarter 1997, the Company sold its Dorotech subsidiary and in January 1998, the Company redeemed the remaining 792,186 shares of Series F Preferred Stock for $6.5 million including outstanding interest (See Note 17).

NOTE 10 - INCOME TAXES

The source of the loss before the income tax benefit was from the following jurisdictions:

                                             Year Ended December 31
                                    1997             1996             1995
                                  --------         --------         ---------
                                                (in thousands)

U.S.                              $(10,417)        $(16,332)        $(23,480)
Foreign                               (922)          (1,077)          (1,763)
                                  --------         --------         --------
                                  $(11,339)        $(17,409)        $(25,243)
                                  ========         ========         ========

The income tax expense (benefit) consists of the following:

                                          Year Ended December 31
                                      1997             1996           1995
                                   -----------     -----------     -----------
                                              (in thousands)

Current tax expense (benefit):
U.S. Federal                       $        --     $        --     $        51
                                   -----------     -----------     -----------
State and local                             --              --              --
                                   -----------     -----------     -----------
Foreign                                     --              --              --
                                   -----------     -----------     -----------

Deferred tax expense:
Foreign                                     --             (68)           (331)
                                   -----------     -----------     -----------
Total income tax                   $        --     $       (68)    $      (280)
                                   ===========     ===========     ===========

Deferred tax assets and liabilities are comprised of the following:

                                                  December 31,
                                               1997           1996
                                             --------       --------
                                                  (in thousands)

Deferred tax assets:
  Net operating loss and
   capital loss carry forwards               $ 42,414       $ 24,419
  Other                                         2,099          1,659
                                             --------       --------
     Gross deferred tax assets               $ 44,513       $ 26,078
                                             ========       ========


Deferred tax liabilities:
  Software development costs                     (910)        (1,372)
                                             --------       --------
     Gross deferred tax
      liabilities                                (910)        (1,372)
Deferred tax asset valuation
  allowance                                   (43,603)       (24,752)
                                             --------       --------
                                             $     --       $    (46)
                                             ========       ========
Current deferred tax assets
 (included in prepaid and other
 current assets net of valuation
 allowance)                                  $     --       $    254
Non current deferred tax liabilities               --           (300)
                                             --------       --------
                                             $     --       $    (46)
                                             ========       ========

Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the loss before income taxes as a result of the following differences:

                                                 Year Ended December 31
                                           1997           1996           1995
                                          ------         ------         ------
                                                     (in thousands)

Statutory U.S. tax rate benefit            34.0%          34.0%          34.0%
State income taxes, net                     3.6%           4.0%           4.0%
Operating losses and tax credits
 with no current tax benefit              (37.6%)        (37.5%)        (31.0%)
Other                                       (--%)         (0.1%)         (5.9%)
                                          ------         ------         ------
                                             --%           0.4%           1.1%
                                          ======         ======         ======

As of December 31, 1997, the Company had net operating loss carry forwards, capital loss carry forwards and research tax credit carry forwards of approximately $75.4 million, $34.8 million and $958,000, respectively, for U.S. income tax purposes which expire in years through 2010. The Company experienced changes in ownership during prior years which triggered certain limitations under Internal Revenue Code Section 382. Accordingly, the utilization of the net operating loss and research tax credits will be limited in future years due to the changes in ownership.

The Company sold its foreign subsidiary, Dorotech, during 1997. Due to a difference between book and tax basis, the Company realized a capital loss of approximately $25 million. In addition, due to the sales of Dorotech, the Company has recognized a deferred tax benefit of approximately $46,000, which is reflected in the gain on the sale of Dorotech.

NOTE 11 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                           1997          1996          1995
                                        ----------    ----------    ----------
Numerator (in thousands):
  Net Loss                              $  (11,339)   $  (17,341)   $  (24,963)
  Preferred stock preferences
   - Accrued dividends                      (1,435)       (3,730)       (9,933)
   - Imputed dividends                      (1,536)          --            --
                                        ----------    ----------    ----------
  Numerator of basic loss per share-
  Net loss applcable to common shares      (14,310)      (21,071)      (34,896)
  Effect of dilutive securities                --            --            --
                                        ----------    ----------    ----------
  Numerator for diluted loss per share-
  Net loss applicable to common shares
  after assumed conversions             $  (14,310)   $  (21,071)   $  (34,896)

Denominator:
  Denominator for basic loss per share-
  weighted average shares               25,205,854    20,681,694    14,502,399
  Effect of dilutive securities                --            --            --
                                        ----------    ----------    ----------
Denominator for diluted loss
  per share- adjusted weighed average
  shares and assumed conversions        25,205,854    20,681,694    14,502,399
                                        ==========    ==========    ==========
  Basic loss per share                  $    (0.57)   $    (1.02)   $    (2.41)
                                        ==========    ==========    ==========
  Diluted loss per share                $    (0.57)   $    (1.02)   $    (2.41)
                                        ==========    ==========    ==========

Since the Company has incurred losses in 1995, 1996 and 1997, securities that could potentially dilute the basic earnings per share in the future were not included in the dilution computation because they would have been antidilutive for the periods presented. The potentially dilutive convertible securities include the Company's Series A, Series K, Series L, Series M Convertible Preferred Stock and convertible notes, which were convertible into weighted average common shares at December 31, 1997, of 12,326,592 shares, 2,201,180 shares, 331,388 shares, 35,672 shares and 1,252,731 shares, respectively. Also outstanding at December 31, 1997, were options and warrants which were convertible into weighted average common shares of 2,921,897 and 4,401,000, respectively. For additional disclosures regarding outstanding preferred stock, employee stock options and warrants (See Note 8) and for the Company's convertible notes (See Note 7).

During the first quarter of 1998, the Company redeemed a $1.3 million of the convertible notes and issued 1,240,789 shares of common stock in a private placement (See Note 17). On a proforma basis, the inclusion of the private placement of common stock in the operating results of 1997 results in weighted average common shares outstanding of 26,446,643 and a basic loss per share of $(0.54).


NOTE 12 - BUSINESS SEGMENTS

The Company sells its products and services through a single industry segment to a wide variety of customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers.

The following table sets forth summary information for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                        United              Western
                                        States              Europe
                                       --------            --------
1997:
  Revenue:                             $ 24,486            $ 11,320
  Net Loss                              (10,417)               (922)
  Total Assets                           26,860                --

1996:
  Revenue                              $ 21,383            $ 18,094
  Net loss                              (16,332)             (1,077)
  Total assets                           22,718              14,060

1995:
  Revenue                              $ 38,367            $ 30,784
  Net loss                              (23,531)             (1,432)
  Total assets                           30,654              19,310

Revenue in 1997 included sales to the U.S. Government and French Government totaling $1.6 million and $6.0 million, respectively. Revenue in 1996 included sales to the U.S. Government and French Government totaling $1.1 million and $10.3 million, respectively. Revenue in 1995 included sales to the U.S. Government and French Government totaling $1.7 million and $9.6 million, respectively.

NOTE 13 - COMMITMENTS

The Company leases its corporate office, sales offices, assembly facilities and certain equipment under non-cancelable operating leases certain of which provide for annual escalations that are amortized over the lease term and pro rata operating expense reimbursements. Rent expense related to these leases was $1.1 million, $1.6 million and $2.7 million for the years ended December 31, 1997, 1996, and 1995, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

            Year Ending
            December 31,
            ------------
               1998                                 $  1,093
               1999                                      922
               2000                                      351
               Thereafter                                 --
                                                    --------
                                                    $  2,366
                                                    ========

NOTE 14- CONTINGENCIES

The Company is subject to legal proceedings and claims which are in the ordinary course of business. Management believes that the outcome of such matters will not have a material impact on the Company's financial position or its result of operations.

NOTE 15 - RELATED PARTY TRANSACTIONS

During 1997, the Company renegotiated the termination of three consulting agreements, with individuals who are current or former members of the Board of Directors and officers of the Company, whereby all three will expire during 1998. The Company recognized total compensation expense of approximately $553,000, $715,000 and $898,000 in 1997, 1996 and 1995, respectively, related to these employment and consulting agreements.

During December 1996, the Company and a stockholder entered into a line of credit agreement. At December 31, 1997, there was $1.0 million outstanding against the line of credit (see Note 7). During 1997, the Company paid $295,000 relating to interest on the line of credit.

The Company holds two notes receivable totaling $525,000 from two former stockholders of a subsidiary acquired in 1994 due and payable December 1998. Interest accrues at 6.55% per annum (See Note 2).

NOTE 16 - EMPLOYEE PROFIT SHARING PLANS AND 401K PLAN

The Company sponsors, in the United States, a 401(K) plan which covers all full-time employees. Participants in the plan may make contributions of up to 15% of pre-tax annual compensation. The Company may make discretionary matching contributions at the option of the Board of Directors. The Company has made no contributions.

The Company had a mandatory and a voluntary profit sharing plan covering substantially all employees in France. Contributions to the plans were based upon earnings of the French operations. There were no contributions made to the plans in 1997 and 1995, while plan contributions in 1996 totaled $28,000.

NOTE 17 - SUBSEQUENT EVENTS AND PRO FORMA BALANCE SHEET

In January 1998, the Company received proceeds from the sale of its Dorotech subsidiary (See Note 5) totaling $7.0 million of which $6.5 million was paid directly to the holder of the Company's Series F Preferred Stock (See Note 9). The $6.5 million payment retired the obligations under the Series F Preferred Stock. The pro forma balance sheet at December 31, 1997 reflects the collection of the $7.0 million proceeds from the sale of Dorotech and the $6.5 million payment retiring the Series F Preferred Stock.

During January 1998, the Company redeemed $1.3 million of the $2.0 million 8% Convertible Notes issued during July and August 1997, for $1,351,000 in cash (See Note 7).

During the first quarter of 1998, the Company completed a private placement of 1,240,789 shares of Common Stock, together with warrants to purchase an additional 50,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1993. Proceeds from the offering were $1.2 million and offering costs were approximately $30,000. Under the share sale agreement, the Company must register the shares by August 31, 1998.

SIGNATURES
         In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on March 17, 1998.
                                           NETWORK IMAGING CORPORATION

                                           By:  /s/ James J. Leto
                                              -------------------
                                              James J. Leto
                                              President and
                                              Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                           Capacity                       Date
         ----                           --------                       ----

/s/ James J. Leto               President, Chief Executive        March 17, 1998
---------------------------     Officer and Chairman of the
James J. Leto                   Board


/s/ Jorge R. Forgues            Senior Vice President of          March 17, 1998
---------------------------     Finance and Administration,
Jorge R. Forgues                Chief Financial Officer and
                                Treasurer

/s/ Robert P. Bernardi          Secretary and Director            March 17, 1998
---------------------------
Robert P. Bernardi

/s/ C. Alan Peyser              Director                          March 17, 1998
---------------------------
C. Alan Peyser


/s/ John F. Burton              Director                          March 17, 1998
---------------------------
John F. Burton


/s/ Robert Ripp                 Director                          March 17, 1998
---------------------------
Robert Ripp