Form 10-Q
period 1998-03-31
NETWORK IMAGING CORP
filed 1998-04-23
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,794,985 shares of common stock, $.0001 par value, as of April 23, 1998.

                           NETWORK IMAGING CORPORATION

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

           Consolidated Balance Sheets at March 31, 1998
           (unaudited) and December 31, 1997                             2

           Consolidated Statements of Operations (unaudited)
           for the three months ended March 31, 1998 and 1997            3

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the three months ended March 31, 1998         4

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 1998 and 1997            5

           Notes to Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                          7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                              12

Item 6.  Exhibits and Reports on Form 8-K.                               12

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                          March 31, December 31,
                                                            1998         1997
                                                         ----------   ---------
                                                               (Unaudited)
                                ASSETS

Current assets:
  Cash and cash equivalents                              $   4,811    $   3,816
  Accounts and notes receivable, net                         6,149        8,569
  Note receivable Dorotech sale                               --          7,000
  Inventories                                                  796          722
  Prepaid expenses and other                                   986        1,108
                                                         ---------    ---------
        Total current assets                                12,742       21,215
Fixed assets, net                                            2,039        2,165
Long-term notes receivable, net                                283          378
Software development costs and
 purchased technology, net                                   2,634        2,490
Goodwill, net                                                  457          499
Other assets                                                   121          113
                                                         ---------    ---------
          Total assets                                   $  18,276    $  26,860
                                                         =========    =========


                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current debt maturities and
  obligations under capital leases                       $     948    $   2,479
  Accounts payable                                           2,547        2,037
  Accrued compensation and related
  expenses                                                     867        1,135
  Deferred revenue                                           4,963        3,334
  Other accrued expenses                                     1,594        2,250
                                                         ---------    ---------
          Total current liabilities                         10,919       11,235
Long-term debt and obligations
  under capital leases                                       1,105        1,108
                                                         ---------    ---------
          Total liabilities                                 12,024       12,343
Commitments
Redeemable Series F preferred stock,
  none and 792,186 shares issued
  and outstanding                                             --          6,548
Stockholders' equity:
  Preferred stock, $.0001 par value,
   20,000,000 shares authorized;
   1,614,575 and 1,615,675 shares
   issued and outstanding
  Common stock, $.0001 par value,
   100,000,000 shares authorized;
   28,784,985 and 26,236,186 shares
   issued and outstanding                                        3            3
  Additional paid-in-capital                               133,120      132,403
  Accumulated deficit                                     (126,871)    (124,437)
                                                         ---------    ---------
          Total stockholders' equity                         6,252        7,969
                                                         ---------    ---------
          Total liabilities and
           stockholders' equity                          $  18,276    $  26,860
                                                         =========    =========









   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                     1998              1997
                                                 ------------      ------------

Revenue:
  Products                                       $      3,539      $      4,259
  Services                                              2,661             4,860
                                                 ------------      ------------
                                                        6,200             9,119
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 1,815             1,958
  Cost of services provided                             1,845             3,882
  Sales and marketing                                   2,734             3,612
  General and administrative                            1,176             1,611
  Product development                                     996             1,042
  Gain from extinguishment of debt                       --                (267)
                                                 ------------      ------------
                                                        8,566            11,838
                                                 ------------      ------------
Loss before interest income
  and income taxes                                     (2,366)           (2,719)
  Interest income, net                                    (68)               31
                                                 ------------      ------------
Loss before income taxes                               (2,434)           (2,688)
  Income tax benefit                                     --                  (6)
                                                 ------------      ------------
Net loss                                               (2,434)           (2,682)
                                                 ------------      ------------

Preferred stock preferences                              (337)             (976)
                                                 ------------      ------------
Net loss applicable to
  common shares                                  $     (2,771)     $     (3,658)
                                                 ============      ============

Net loss per common share                        $      (0.10)     $      (0.15)
                                                 ============      ============

Weighted average shares
  outstanding                                      27,488,054        24,463,511
                                                 ============      ============














   The accompanying notes are an integral part of these financial statements.



                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 1998
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                       Additional
                                     Preferred Stock             Common Stock            paid-in         Accumulated
                                     Shares      Amt.         Shares       Amt.         capital          Deficit           Total
                                  ----------------------   -------------------------  --------------   --------------   ------------

Balance December 31, 1997            1,615,575  $  --        26,236,186        $3        $132,403        ($124,437)          $7,969

Issuance of common stock,
 net of offering costs of $26                                 1,108,947                     1,049                             1,049

Conversion of preferred stock           (1,000)               1,449,852                                                           0

Issuance of warrants                                                                            5                                 5

Dividends on preferred stock                                                                 (337)                             (337)

Net loss                                                                                                    (2,434)          (2,434)
                                  ----------------------   -------------------------  --------------   --------------   ------------

Balance March 31, 1998               1,614,575     --        28,794,985        $3         133,120         (126,871)          $6,252
                                  ======================   =========================  ==============   ==============   ============

















   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three months Ended March 31,
                                                         1998           1997
                                                      -----------   -----------
                                                             (In thousands)

Cash flows from operating activities:
 Net loss                                                $(2,434)       $(2,682)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization                              636          1,338
  Other non-cash adjustments                                  14           --
  Changes in assets and liabilities:
    Accounts and notes receivable                          2,413           (797)
    Inventories                                              (74)           (66)
    Prepaid expenses and other                               114           (165)
    Accounts payable                                         511            309
    Accrued compensation and
     related expenses                                       (268)           343
    Accrued expenses, other                                 (967)          (754)
    Deferred revenues                                      1,629          2,298
    Deferred income taxes                                   --               15
                                                         -------        -------
Net cash provided by (used in)
 operating activities                                      1,574           (161)
                                                         -------        -------

Cash flows from investing activities:
 Capitalized software development
  and license costs                                         (353)          (436)
 Purchases of fixed assets                                  (183)          (231)
 Proceeds from business divestitures,
   net of related costs                                    7,076             42
                                                         -------        -------
Net cash provided by (used in)
 investing activities                                      6,540           (625)
                                                         -------        -------

Cash flows from financing
 activities:
 Proceeds from issuance of
  common stock, net                                        1,049            124
 Proceeds from issuance of
  preferred stock, net                                      --              (25)
 Cash dividends paid on
  preferred stock                                           --             (977)
 Redemption of Mandatory
  Redeemable Preferred Stock                              (6,548)        (3,500)
 Redemption of convertible
  debentures                                              (1,300)          --
 Proceeds from borrowings                                   --            3,500
 Principal payments on capital
  lease obligations                                         (320)          (250)
 Principal payments on debt                                 --             (532)
                                                         -------        -------
Net cash used in financing
 activities                                               (7,119)        (1,660)
                                                         -------        -------

Effect of exchange rate changes
 on cash and cash equivalents                               --              (97)
Net increase (decrease) in cash
 and cash equivalents                                        995         (2,543)
Cash and cash equivalents at
 beginning of year                                         3,816          7,601
                                                         -------        -------
Cash and cash equivalents at March 31,                   $ 4,811        $ 5,058
                                                         =======        =======

Supplemental Cash Flow Information:
 Interest paid                                           $   120        $    72
 Income taxes paid                                       $   155        $   112




   The accompanying notes are an integral part of these financial statements.

                  NETWORK IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


2.   RETIREMENT OF REDEEMABLE PREFERRED STOCK

During the first quarter of 1998, the Company redeemed the remaining 792,186 shares of Series F Preferred Stock for $6.5 million including outstanding interest. The $6.5 million payment retired the obligations under the Series F Stock. The Company used the $7.0 million proceeds received in January 1998 from the sale of its subsidiary in France, Dorotech, S.A., to finance the buy back of the Company's Series F Stock.


3.    CONVERTIBLE NOTES REDEMPTION

During the first quarter of 1998, the Company redeemed in cash $1.3 million of the 8% Convertible Notes ("the Notes") due July 8, 2002 and August 20, 2002. At March 31, 1998, $600,000 of the Notes remained outstanding.


4.    ISSUANCE OF COMMON STOCK

During the first quarter of 1998, the Company completed a private placement of 1,108,947 shares of Common Stock, together with warrants to purchase an additional 50,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933. Proceeds from the offering were $1.1 million and offering costs of $26,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares by August 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risk Factors

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations made in the Company's forward looking statements in this Quarterly Report or elsewhere. The risks and uncertainties of the Company include those set forth in the Company's Prospectus dated April 6, 1998, such as the following:

         The Company has had net losses in each period of its operations since its inception, except for one quarter, and it had an accumulated deficit at December 31, 1997 of $124.4 million. Net losses applicable to Common Stock were $14.3 million for the twelve months ended December 31, 1997, $21.1 million for the year ended December 31, 1996, and $34.9 million for the year ended December 31, 1995. Included in those losses were non-recurring charges including in 1995, non-recurring net charges of $9.3 million in connection with the bankruptcy of IBZ Digital Production AG ("IBZ"), a company that had been purchased by the Company as a wholly owned subsidiary, and business divestitures and charges associated with a delay in the commercial release of the Company's 1View product, the lead time to close sales and recognize revenues, increasing sales and marketing efforts and costs associated with product research and development. See "Description of Network Imaging - Business."

         The adverse results of operations that the Company has experienced is expected to continue at least until the latter part of 1998. The Company believes that the combination of existing cash, potential future proceeds from such additional offerings of equity securities as may be required, and any anticipated cash flows from operations, should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4 million as required for continued inclusion of the Company's securities on Nasdaq. Any anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its 1View and other products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of equity securities. Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.

                  The  computer  industry,  including  the  information  access, imaging and optical disk storage segments, is highly competitive, and is characterized by rapid and continuous technological change, short product cycles, frequent product innovations and new product introductions, evolving industry standards, and changes in customer requirements and preferences. The Company's future profitability will depend on, among other things, wide-scale market acceptance of the Company's products, the Company's ability to demonstrate the potential advantages of its products over other types of similar products and on the Company's ability to develop in a timely fashion enhancements to existing products or new products that are responsive to the demands of the marketplace for information access, imaging and optical disk storage systems. There can be no assurance that the Company will be able to market successfully its current products, develop and market enhancements to existing products or introduce new products. In addition, the Company faces existing competitors that are larger and more established and have substantially greater resources than the Company. Because of the rapid expansion of the information access, imaging and optical disk storage market, the Company will also face competition from new entrants, possibly including the Company's customers, suppliers or resellers. Technological advances by any of the
Company's current or future competitors could render obsolete or less competitive the products being offered by the Company. The Company believes that the principal competitive factors affecting the market for information access, imaging and optical disk storage products include effectiveness, scope of product offerings, technical features, ease of use, reliability, customer service and support, name recognition, distribution resources and price. Current and potential competitors have established, or may establish in the future, strategic alliances to increase their ability to compete for the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's development of enhancements to existing products and of new products is subject to the kinds of problems and delays that are routinely encountered in the development of software. For example, the Company may experience schedule overruns in software development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, during the development of new software products, or the enhancement of existing products, the Company's development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, market developments or Company initiated changes. Changes in product specifications may delay completion of documentation, packaging or testing, which may, in turn, affect the release schedule of the product. In connection with complex software products, the technology market may shift during the development cycle, requiring the Company either to enhance or change a product's specifications to meet a customer's changing needs. Any of these factors may cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product, or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay. The Company does not believe, however, that it is practicable to quantify the impact that such delays have had or in the future may have on its operating results. There can be no assurance that the Company will not experience difficulties that will interrupt the marketing and distribution of its current products or that the Company will not experience difficulties in the future that could materially delay or prevent the successful development of other products.

Results of Operations - Three months ended March 31, 1998 and 1997

                   Revenues. Total revenues were $6.2 million and $9.1 million for the three months ended March 31, 1998 and 1997, respectively. The $2.9 million decrease in revenue was the result of decreases in product revenue of $720,000, or 17%, and a decrease in service revenue of $2.2 million, or 45%. The decrease in product revenue was primarily attributable to the disposition in 1997 of the Company's subsidiary in France ("Dorotech"), which reduced product revenues by $1.1 million, offset by an increase of $385,000 in comparative company product revenues. Similarly, the decrease in service sales of $2.2 million was the result of a $2.5 million decrease due to the disposition of Dorotech, offset by a $297,000 increase in comparative company revenues. On a comparative company basis, overall revenues increased $682,000, or 12%, from $5.5 million for the three months ended March 31, 1997 to $6.2 million for the same period in 1998.

                   Profit Margins. Profit margins for product sales decreased 5 percentage points in the first quarter of 1998 over the same period in 1997 as cost of products increased from 46% to 51% of sales. The decrease in product sales margins was primarily due to the increased sales mix of hardware sold in conjunction with the Company's internally developed software products. Profit margins for service sales increased 11 percentage points for the three months ended March 31, 1998 as compared to 1997 as the cost of services decreased from 80% to 69% of sales. The increase in service sales margins from 20% to 31% was due to the Company increasing emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $2.7 million or 44% of revenue, for the three months ended March 31, 1998 compared to $3.6 million, or 40% of revenue in 1997. The decrease of $878,000, or 24%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $836,000, and a $42,000 decrease in comparative company expenses.

                   General and administrative. G&A expenses were $1.2 million or 19% of revenue, for the three months ended March 31, 1998 compared to $1.6 million, or 18% of revenue in 1997. The decrease of $435,000, or 27%, was the result of the Company's disposition of Dorotech during 1997, which reduced G&A expenses $391,000, and a $44,000 decrease in comparative company G&A expenses.

                   Product development. The Company's expenditures on software research and development activities ("R&D") in the three months ended March 31, 1998 were $1,350,000, of which $354,000 was capitalized and $996,000 was expensed. Software research and development expenditures for the 1997 period were $1,478,000, of which $436,000 was capitalized and $1,042,000 was expensed. The $128,000 decrease in research and development expenditures is attributable to the Company's 1997 disposition of Dorotech, which reduced R&D expenses $336,000, offset by a $208,000 increase in comparative company R&D expenses.

                   Gain on extinguishement of debt. During the first quarter 1997, Dorotech realized a $267,000 gain in connection with the partial forgiveness of a grant made from a French government agency.

                   Net loss. The Company's net loss for the three months ended March 31, 1998 was $2.4 million as compared to $2.7 million for the comparable period of 1997. The net loss decrease of $248,000 in the first quarter of 1998 as compared to the same period in 1997 is due to the disposition of Dorotech, which reduced the net loss by $227,000, and a $21,000 decrease in net loss from the Company's continuing operations.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $2.8 million, or ($.10) per share, for the three months ended March 31, 1998 as compared to $3.7 million or ($.15) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and to the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share.


Liquidity and Capital Resources

      As of March 31, 1998, the Company had $4.8 million in cash and cash equivalents, as compared to $3.8 million in cash and cash equivalents at December 31, 1997. Net working capital was $1.8 million at March 31, 1998 and $10.0 million at December 31, 1997.

      For the three months ended March 31, 1998, the $995,000 increase in cash and cash equivalents resulted from $1.6 million in cash generated by operating activities and $6.5 million provided by investing activities, offset by $7.1 million in cash used to fund financing activities.

       The $1.6 million provided by operating activities arose primarily with respect to the $2.4 million reduction in accounts and notes receivable and $1.1 million increase in deferred revenues, offset by the $2.5 million net loss in operations. The $6.5 million provided by investing activities arose primarily with respect to cash collected from the promissory note received as consideration for the sale of Dorotech. The $7.1 million in cash used by financing activities arose primarily from the $6.5 million redemption of the Company's Series F Preferred Stock.

      The adverse results of operations which the Company experienced in 1997 and the first quarter of 1998 are expected to continue, in declining amounts, ending later in 1998. The Company believes that its existing cash, together with the anticipated future proceeds from the sale of Series L Convertible Preferred Stock and any anticipated cash flows from operations, should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4.0 million, which is required for continued inclusion of the Company's securities on Nasdaq-NMS. Any anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its 1View and other products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of equity securities and/or further reductions of operating expenses (such as travel, marketing, consulting and salaries). Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.

         Nasdaq has adopted new listing and maintenance requirements which became effective February 23, 1998. Pursuant to the new requirements, common and preferred stock trading on Nasdaq must maintain a minimum bid price of $1.00. At times in 1997 and the first part of 1998, the Company's Common Stock has had a minimum bid price below $1.00. The Company's Preferred Stock has consistently traded with a minimum bid price of over $1.00. Although the Company's Common Stock is currently trading with a minimum bid price above $1.00, there can be no assurance that the Company's Common Stock will continue to trade with such a minimum bid price. In the event that the Company's Common Stock has a minimum bid price below $1.00, the Company believes it can propose and effect a plan to achieve compliance; however, there can be no assurance that the Company will be able to stay in compliance with the Nasdaq requirement. While the Company believes that it can meet Nasdaq's National Market or the requirements of The Nasdaq Stock Market, any ability to trade on a national exchange could adversely impact the value of the Company's stock.

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings.

         The Company is not involved in any legal proceedings, other than those proceedings and matters incidental to the business.

Item 6.            Exhibits.

(a)                Exhibits

                   None


(b)                Reports on Form 8-K.

                   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           NETWORK IMAGING CORPORATION
                                                  (Registrant)


Date:  April 23, 1998                           By /s/ James Leto
                                                   --------------
                                                James J. Leto
                                                President and Chief Executive
                                                Officer


Date:  April 23, 1998                           By /s/ Jorge R. Forgues
                                                   --------------------
                                                Jorge R. Forgues
                                                Senior Vice President of Finance
                                                and Administration, Chief
                                                Financial Officer and Treasurer