Form 10-Q
period 1998-06-30
TREEV INC
filed 1998-07-23
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22970


                                   TREEV, INC.
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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,491,048 shares of common stock, $.0001 par value, as of July 22, 1998.

                                   TREEV, INC.

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

            Consolidated Balance Sheets at June 30, 1998
            (unaudited) and December 31, 1997                              2

            Consolidated Statements of Operations (unaudited)
            for the three months ended June 30, 1998 and 1997              3

            Consolidated Statements of Operations (unaudited)
            for the six months ended June 30, 1998 and 1997                4

            Consolidated Statement of Changes in Stockholders' Equity
            (unaudited) for the six months ended June 30, 199              5

            Consolidated Statements of Cash Flows (unaudited)
            for the six months ended June 30, 1998 and 1997                6

            Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                    10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                               17

Item 6.  Exhibits and Reports on Form 8-K.                                19

                                   TREEV, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                         June 30,   December 31,
                                                           1998          1997
                                                         ---------    ---------
                                                        (Unaudited)
                                ASSETS

Current assets:
 Cash and cash equivalents                               $   4,092    $   3,816
 Accounts and notes receivable, net                          7,954        8,569
 Note receivable Dorotech sale                                --          7,000
 Inventories                                                   691          722
 Prepaid expenses and other                                    599        1,108
                                                         ---------    ---------
      Total current assets                                  13,336       21,215
Fixed assets, net                                            1,977        2,165
Long-term notes receivable, net                                138          378
Software development costs and
 purchased technology, net                                   2,484        2,490
Goodwill, net                                                  416          499
Other assets                                                   121          113
                                                         ---------    ---------
        Total assets                                     $  18,472    $  26,860
                                                         =========    =========


                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and
  obligations under capital leases                       $     803    $   2,479
 Accounts payable                                            1,736        2,037
 Accrued compensation and related
  expenses                                                   1,199        1,135
 Deferred revenue                                            4,681        3,334
 Other accrued expenses                                      2,901        2,250
                                                         ---------    ---------
        Total current liabilities                           11,320       11,235
Long-term debt and obligations
 under capital leases                                           77        1,108
                                                         ---------    ---------
        Total liabilities                                   11,397       12,343
Commitments
Redeemable Series F preferred
 stock, none and 792,186 shares
 issued and outstanding                                       --          6,548
Stockholders' equity:
 Preferred stock, $.0001 par value,
  20,000,000 shares authorized;
  1,615,575 and 1,615,675 shares
  issued and outstanding
 Common stock, $.0001 par value,
  100,000,000 shares authorized;
  32,044,328 and 26,236,186 shares
  issued and outstanding                                         3            3
 Additional paid-in-capital                                136,442      132,403
 Accumulated deficit                                      (129,370)    (124,437)
                                                         ---------    ---------
        Total stockholders' equity                           7,075        7,969
                                                         ---------    ---------
        Total liabilities and
         stockholders' equity                            $  18,472    $  26,860
                                                         =========    =========




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                   Three Months Ended June 30,
                                                    1998               1997
                                                ------------       ------------

Revenue:
  Products                                      $      5,085       $      4,098
  Services                                             2,844              5,236
                                                ------------       ------------
                                                       7,929              9,334
                                                ------------       ------------
Costs and expenses:
  Cost of products sold                                1,846              2,198
  Cost of services provided                            1,941              3,934
  Sales and marketing                                  3,103              3,640
  General and administrative                           1,075              1,689
  Product development                                    965              1,266
  Restructuring costs                                  1,505               --
                                                ------------       ------------
                                                      10,435             12,727
                                                ------------       ------------
Loss before interest income
 and income taxes                                     (2,506)            (3,393)
  Interest income (expense), net                           6                (64)
                                                ------------       ------------
Loss before income taxes                              (2,500)            (3,457)
  Income tax provision                                  --                   61
                                                ------------       ------------
Net loss                                              (2,500)            (3,518)
                                                ------------       ------------

Preferred stock preferences                             (337)              (930)
                                                ------------       ------------
Net loss applicable to common
 shares                                         $     (2,837)      $     (4,448)
                                                ============       ============

Net loss per common share                       $      (0.10)      $      (0.18)
                                                ============       ============

Weighted average shares
 outstanding                                      29,330,815         24,963,956
                                                ============       ============

Net loss per common share -
 assuming dilution                              $      (0.10)      $      (0.18)
                                                ============       ============

Weighted average shares
 outstanding                                      29,330,815         24,963,956
                                                ============       ============





   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                    Six Months Ended June 30,
                                                     1998              1997
                                                 ------------      ------------

Revenue:
  Products                                       $      8,636      $      8,366
  Services                                              5,493            10,087
                                                 ------------      ------------
                                                       14,129            18,453
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 3,661             4,156
  Cost of services provided                             3,786             7,816
  Sales and marketing                                   5,837             7,252
  General and administrative                            2,250             3,300
  Product development                                   1,961             2,308
  Restructuring costs                                   1,505              --
  Gain from extinguishment of debt                       --                (267)
                                                 ------------      ------------
                                                       19,000            24,565
                                                 ------------      ------------
Loss before interest income
 and income taxes                                      (4,871)           (6,112)
  Interest expense, net                                   (62)              (33)
                                                 ------------      ------------
Loss before income taxes                               (4,933)           (6,145)
  Income tax provision                                   --                  55
                                                 ------------      ------------
Net loss                                               (4,933)           (6,200)
                                                 ------------      ------------

Preferred stock preferences                              (674)           (1,906)
                                                 ------------      ------------
Net loss applicable to common
 shares                                          $     (5,607)     $     (8,106)
                                                 ============      ============

Net loss per common share                        $      (0.21)     $      (0.33)
                                                 ============      ============

Weighted average shares
 outstanding                                       27,316,368        24,715,116
                                                 ============      ============

Net loss per common share -
 assuming dilution                               $      (0.21)     $      (0.33)
                                                 ============      ============

Weighted average shares
 outstanding                                       27,316,368        24,715,116
                                                 ============      ============








   The accompanying notes are an integral part of these financial statements.


                                   TREEV, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1998
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                                          Additional
                                    Preferred Stock              Common Stock              paid-in        Accumulated
                                    Shares       Amt.         Shares         Amt.          capital           Deficit       Total
                                 -----------------------   ---------------------------  ----------------  -------------  ----------

Balance December 31, 1997         1,615,575  $  --         26,236,186         $3          $132,403         ($124,437)        $7,969

Issuance of common stock,
 net of offering costs of $175                              4,016,073                        3,352                            3,352

Issuance of preferred stock,
 net of offering costs of $144        1,000                                                    972                              972

Conversion of preferred stock        (1,000)                1,449,685                                                             0

Issuance of warrants                                                                            52                               52

Dividends on preferred stock                                  342,384                         (337)                            (337)

Net loss                                                                                                      (4,933)        (4,933)
                                 -----------------------   ---------------------------  ----------------  -------------  ----------

Balance June 30, 1998             1,615,575     --         32,044,328         $3           136,442         ($129,370)        $7,075
                                 =======================   ===========================  ================  =============  ==========







   The accompanying notes are an integral part of these financial statements.

                       TREEV INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six months Ended June 30,
                                                           1998           1997
                                                         -------        -------
                                                             (In thousands)

Cash flows from operating activities:
  Net loss                                               $(4,933)       $(6,200)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization                           1,221          2,550
   Restructuring costs                                     1,505           --
   Other non-cash adjustments                                 40             10
   Changes in assets and liabilities:
    Accounts and notes receivable                            588           (836)
    Inventories                                               31           (182)
    Prepaid expenses and other                               111            190
    Accounts payable                                        (320)           474
    Accrued compensation and
     related expenses                                         64            418
    Accrued expenses, other                                 (438)          (212)
    Deferred revenues                                      1,347            641
    Deferred income taxes                                   --               74
                                                         -------        -------
Net cash used in operating activities                       (784)        (3,073)
                                                         -------        -------

Cash flows from investing activities:
 Capitalized software development
  and license costs                                         (751)          (751)
 Purchases of fixed assets                                  (473)          (410)
 Proceeds from business divestitures,
  net of related costs                                     7,230             60
                                                         -------        -------
Net cash provided by (used in)
 investing activities                                      6,006         (1,101)
                                                         -------        -------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net                                               3,423             22
 Proceeds from issuance of preferred
  stock, net                                                --              (24)
 Cash dividends paid on preferred
  stock                                                     --           (1,779)
 Redemption of  Mandatory Redeemable
  Preferred Stock                                         (6,548)        (3,500)
 Redemption of convertible debentures                     (1,300)          --
 Proceeds from borrowings                                   --            5,000
 Principal payments on capital lease
  obligations                                               (521)          (536)
 Principal payments on debt                                 --             (633)
                                                         -------        -------
Net cash used in financing activities                     (4,946)        (1,450)
                                                         -------        -------

Effect of exchange rate changes on cash
 and cash equivalents                                       --             (132)
Net decrease in cash and cash
 equivalents                                                 276         (5,756)
Cash and cash equivalents at beginning
 of year                                                   3,816          7,601
                                                         -------        -------
Cash and cash equivalents at June 30,                    $ 4,092        $ 1,845
                                                         =======        =======

Supplemental Cash Flow Information:
     Interest paid                                       $   156        $   234
     Income taxes paid                                   $   175        $   198



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


2.   NAME CHANGE

During the second quarter of 1998, the Company changed its name from Network Imaging Corporation to TREEV, Inc. The name change more accurately reflects the Company's new orientation as a provider of integrated, production level document management solutions and was done in conjunction with the introduction of the Company's new integrated document management software product suite.


3.   RESTRUCTURING CHARGES

During the second quarter of 1998, the Company incurred a charge of $1.5 million as a result of effecting a restructuring plan ("the Plan"). The Plan provided for the elimination of duplicate job functions and outdated or discontinued products. Under the Plan, the Company is combining its three separate customer support organizations into one support organization, and the Company's strategic focus will shift to its newest suite of integrated document management software using a Microsoft based architecture. The restructuring charge includes a $827,000 write down to net realizable value of prepaid licenses and capitalized software which related to products abandoned in favor of the new integrated document management software suite. In addition, $677,000 of the restructuring charge related to severance costs for 29 employees located throughout the U.S., including customer support, sales, marketing, engineering and administrative personnel. The Plan is expected to be completed by the end of the first quarter of 1999. At June 30, 1998, 19 employees had been terminated, severance benefits of $267,000 had been paid out and the accrual balance relating to the Plan was $410,000.

4.   CONVERSION OF LINE OF CREDIT TO PREFERRED STOCK

In June 1998, the Company converted the remaining $1.0 million of the Stockholder line of credit into equity through the issuance of 1,000 shares of Series M1 Convertible Stock ("Series M1 Stock"). The Company agreed to file a registration statement to register the Common Stock issuable upon conversion of the preferred stock on or about August 1, 1998. The Company received no proceeds from the conversion of the Stockholder line of credit to equity. The Series M1 Stock issued and outstanding in December 2001 automatically converts into Common Stock. At June 30, 1998, the 1,000 shares of Series M1 Stock were convertible into 1,230,769 shares of Common Stock.

The Series M1 Stock has a per share liquidation preference, subject to the liquidation preference of the Series A Stock, of an amount equal to the sum of $1,000 plus 8 1/2% per annum simple interest thereon for the period since the date of issuance. Each share is convertible at the option of the holder into the number of shares of Common Stock determined by dividing an amount equal to the initial purchase price of $1,000 by $0.8125. The Series M1 Stock has a cumulative dividend rate of 8 1/2% per annum which is payable at the time of conversion or redemption in cash or shares of Common Stock, at the election of the Company. If the cumulative dividend is paid in stock, the amount paid is based on 95% of the closing bid price on the date of notice of conversion or redemption.

The Series M1 holder has a right of redemption under various circumstances, all of which are under the sole control of the Company. The Company has the right, at any time, to redeem all of the then outstanding Series M Stock for a price per share equal to $1,000 plus the accrued unpaid dividend.


5.   ISSUANCE OF COMMON STOCK

During the first quarter of 1998, the Company completed a private placement of 1,108,947 shares of Common Stock, together with warrants to purchase an additional 50,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Proceeds from the offering were $1.1 million and offering costs were $26,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares by August 31, 1998.

During the second quarter of 1998, the Company completed a private placement of 2,907,126 shares of Common Stock, pursuant to Regulation D under the Securities Act. Proceeds from the offering were $2.5 million and offering costs were $150,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares by August 31, 1998.

During the second quarter of 1998, the Company issued 342,384 shares of Common Stock as a quarterly dividend to the shareholders of the Company's Series A Preferred Stock.


6.    EXCHANGE OF NOTE RECEIVABLE FOR EQUITY

During the second quarter of 1998, the Company exchanged a $1.1 million note receivable, that had been received from the sale of a previously owned subsidiary, for equity in the company that acquired the subsidiary. Previously, the note had been reserved in its entirety, and the Company has made a similar reserve on the equity received in the exchange.


7.   RETIREMENT OF REDEEMABLE PREFERRED STOCK

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


8.   CONVERTIBLE NOTE REDEMPTION

During the first quarter of 1998, the Company redeemed in cash $1.3 million of the 8% Convertible Notes ("the Notes") due July 8, 2002 and August 20, 2002. At June 30, 1998, $600,000 of the Notes remained outstanding.

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

         The Company has had net losses in each period of its operations since its inception, except for one quarter, and it had an accumulated deficit at June 30, 1998 of $129.4 million. Net losses applicable to Common Stock were $14.3 million for the twelve months ended December 31, 1997, $21.1 million for the year ended December 31, 1996, and $34.9 million for the year ended December 31, 1995. Included in those losses were non-recurring charges. See "Description of Network Imaging - Business."

         The adverse results of operations that the Company has experienced is expected to continue at least until the latter part of 1998. The Company believes that the combination of existing cash, benefits from its second quarter restructuring, potential future proceeds from such additional offerings of equity securities as may be required, and any anticipated cash flows from operations, will provide sufficient resources to fund its activities through the next twelve months. Any anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV product suite. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity. Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.

         The Company's stock is listed on Nasdaq, and Nasdaq requires companies to comply with certain listing and maintenance requirements. In 1997, the Company fell below the requirement to maintain net tangible assets of at least $4.0 million. The Company appealed to a Nasdaq Listing Qualifications Panel, who allowed the Company to continue to trade on Nasdaq but required the Company to have a minimum of $6 million in net tangible assets to ensure long term compliance with the requirement. The Company achieved net tangible assets in excess of $6 million at the end of 1997, and the Company has since that time maintained net tangible assets over $4 million. The Company expects to continue to maintain net tangible assets over $4 million; however, there can be no assurances that the Company will continue to do so. If the Company is unable to meet the net tangible assets requirement, it will consider additional offerings of equity securities and/or further reductions of operating expenses (such as travel, marketing, consulting and salaries). Although the Company believes it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available. Pursuant to Nasdaq requirements, common and preferred stock trading on Nasdaq must maintain a minimum bid price of $1.00. At times in 1997 and the first half of 1998, the Company's Common Stock has had a minimum bid price below $1.00. Currently, the Company's Common Stock is trading with a minimum bid price below $1.00. Any inability to trade on Nasdaq could adversely impact the value of the Company's stock. In order to maintain the Nasdaq listing, the Company may be required to seek shareholder approval to effect a reverse stock split to bring the stock price above $1.00.

         The computer industry, including the information access, document management, imaging and optical disk storage segments, is highly competitive, and is characterized by rapid and continuous technological change, short product cycles, frequent product innovations and new product introductions, evolving industry standards, and changes in customer requirements and preferences. The Company's future profitability will depend on, among other things, wide-scale market acceptance of the Company's products, the Company's ability to demonstrate the potential advantages of its products over other types of similar products and on the Company's ability to develop in a timely fashion enhancements to existing products or new products that are responsive to the demands of the marketplace for information access, document management, imaging and optical disk storage systems. There can be no assurance that the Company will be able to market successfully its current products, develop and market enhancements to existing products or introduce new products. In addition, the Company faces existing competitors that are larger and more established and have substantially greater resources than the Company. Because of the rapid expansion of the information access, document management, imaging and optical disk storage market, the Company will also face competition from new entrants, possibly including the Company's customers, suppliers or resellers. Technological advances by any of the Company's current or future competitors could render obsolete or less competitive the products being offered by the Company. The Company believes that the principal competitive factors affecting the market for information access, document management, imaging and optical disk storage products include effectiveness, scope of product offerings, technical features, ease of use, reliability, customer service and support, name recognition, distribution resources and price. Current and potential competitors have established, or may establish in the future, strategic alliances to increase their ability to compete for the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Results of Operations - Six months ended June 30, 1998 and 1997

                   Revenues. Total revenues were $14.1 million and $18.4 million for the six months ended June 30, 1998 and 1997, respectively. The $4.3 million decrease in revenue was the result of an increase in product revenue of $270,000, or 3%, offset by a decrease in service revenue of $4.6 million, or 46%. The increase in product revenue was attributable to an increase of $2.7 million, or 46%, in comparative company revenues offset by a decrease of $2.4 million due to the disposition in 1997 of the Company's subsidiary in France ("Dorotech"). The decrease in service sales of $4.6 million was the result of a $5.5 million decrease due to the disposition of Dorotech, offset by a $867,000, or 19%, increase in comparative company revenues. On a comparative company basis, overall revenues increased $3.6 million, or 34%, from $10.5 million for the six months ended June 30, 1997 to $14.1 million for the same period in 1998.

                   Profit margins. Profit margins for product sales increased 8 percentage points for the first six months of 1998 over the same period in 1997 as cost of products decreased from 50% to 42% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 8 percentage points for the six months ended June 30, 1998 as compared to 1997 as the cost of services decreased from 77% to 69% of sales. The increase in service sales margins from 23% to 31% was due to the Company's continued emphasis on its custom development and professional services. On a comparative company basis, overall profit margins increased 7 percentage points to 47% for the six months ended June 30, 1998 from 40% for the same period in 1997.

                   Sales and marketing. Sales and marketing expenses were $5.8 million or 41% of revenue, for the six months ended June 30, 1998 compared to $7.3 million, or 39% of revenue in 1997. The decrease of $1.4 million, or 20%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $1.7 million, offset by an $260,000 increase in comparative company expenses.

                   General and administrative. G&A expenses were $2.3 million or 16% of revenue, for the six months ended June 30, 1998 compared to $3.3 million, or 18% of revenue in 1997. The decrease of $1.1 million, or 32%, was the result of the Company's disposition of Dorotech during 1997, which reduced G&A expenses $754,000, and a $296,000, or 12%, decrease in comparative company G&A expenses due to the Company's efforts in cost reduction.

                   Product development. The Company's expenditures on software research and development activities ("R&D") in the six months ended June 30, 1998 were $2.7 million, of which $0.7 million was capitalized and $2.0 million was expensed. Software research and development expenditures for the 1997 period were $3.0 million, of which $0.7 million was capitalized and $2.3 million was expensed. The $337,000 decrease in research and development expenditures is attributable to the Company's 1997 disposition of Dorotech, which reduced R&D expenses $589,000, offset by a $252,000 increase in comparative company R&D expenses.

                   Restructuring costs. During the second quarter 1998, the Company committed to a plan of restructuring and incurred a charge of $1.5 million.

                   Gain on extinguishement of debt. During the first quarter 1997, the Company's French subsidiary, Dorotech, realized a $267,000 gain in connection with the partial forgiveness of a grant made from a French government agency.

                   Net loss. The Company's net loss for the six months ended June 30, 1998 was $4.9 million as compared to $6.2 million for the comparable period of 1997. The net loss decrease of $1.3 million is due to a $1.0 million decrease in net loss from the Company's continuing operations, which is primarily attributable to an increase of $2.5 million in gross margins offset by the $1.5 restructuring charge, and due to the disposition of Dorotech which reduced the net loss by $330,000.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's Series A preferred stock. The net loss applicable to common shares was $5.6 million, or ($.21) per share, for the six months ended June 30, 1998 as compared to $8.1 million or ($.33) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and to the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share.

Results of Operations - Three months ended June 30, 1998 and 1997

                   Revenues. Total revenues were $7.9 million and $9.3 million for the three months ended June 30, 1998 and 1997, respectively. The $1.4 million decrease in revenue was the result of an increase in product revenue of $1.0 million, or 24%, offset by a decrease in service revenue of $2.4 million, or 46%. The increase in product revenue was primarily attributable to an increase of $2.3 million, or 85%, in comparative company product revenues offset by a $1.3 million reduction due the disposition in 1997 of the Company's French subsidiary, Dorotech. The decrease in service revenues of $2.4 million was the result of a $3.0 million decrease due to the disposition of Dorotech, offset by a $573,000, or 25%, increase in comparative company service revenues. On a comparative company basis, overall revenues increased $2.9 million, or 58%, from $5.0 million for the six months ended June 30, 1997 to $7.9 million for the same period in 1998.

                   Profit margins. Profit margins for product sales increased 18 percentage points in the second quarter of 1998 over the same period in 1997 as cost of products decreased from 54% to 36% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 7 percentage points for the three months ended June 30, 1998 as compared to 1997 as the cost of services decreased from 75% to 68% of sales. The increase in service sales margins from 25% to 32% was due to the Company's continuing emphasis on its custom development and professional services. On a comparative company basis, overall profit margins increased 14 percentage points to 52% for the three months ended June 30, 1998 from 38% for the same period in 1997.

                   Sales and marketing. Sales and marketing expenses were $3.1 million or 39% of revenue, for the three months ended June 30, 1998 compared to $3.6 million, or 39% of revenue in 1997. The decrease of $537,000, or 15%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $840,000, offset by a $303,000 increase in comparative company expenses.

                   General and administrative. G&A expenses were $1.1 million or 14% of revenue, for the three months ended June 30, 1998 compared to $1.7 million, or 18% of revenue in 1997. The decrease of $614,000, or 36%, was the result of the Company's disposition of Dorotech during 1997, which reduced G&A expenses $362,000, and a $252,000, or 19%, decrease in comparative company G&A expenses due to the Company's efforts in cost reduction.

                   Product development. The Company's expenditures on software R&D activities in the three months ended June 30, 1998 were $1.4 million, of which $0.4 million was capitalized and $1.0 million was expensed. Software research and development expenditures for the 1997 period were $1.6 million, of which $0.3 million was capitalized and $1.3 million was expensed. The $0.2 million decrease in research and development expenditures is primarily attributable to the Company's 1997 disposition of Dorotech.

                   Restructuring costs. During the second quarter 1998, the Company committed to a plan of restructuring and incurred a charge of $1.5 million.

                   Net loss. The Company's net loss for the three months ended June 30, 1998 was $2.5 million as compared to $3.5 million for the comparable period of 1997. The net loss decrease of $1.0 million in the second quarter of 1998 as compared to the same period in 1997 is due to a $900,000 decrease in net loss from the Company's continuing operations, which is primarily attributable to an increase of $2.4 million in gross margins offset by the $1.5 restructuring charge, and the disposition of Dorotech, which reduced the net loss by $100,000.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's Series A preferred stock. The net loss applicable to common shares was $2.8 million, or ($.10) per share, for the three months ended June 30, 1998 as compared to $4.4 million or ($.18) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and to the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share.

Liquidity and Capital Resources

      As of June 30, 1998, the Company had $4.1 million in cash and cash equivalents, as compared to $3.8 million in cash and cash equivalents at December 31, 1997. Net working capital was $2.0 million at June 30, 1998 and $10.0 million at December 31, 1997.

        For the six months ended June 30, 1998, the $276,000 increase in cash and cash equivalents resulted from $6.0 million in cash generated by investing activities, offset by $784,000 used to fund operating activities and $4.9 million in cash used to fund financing activities.

        The $6.0 million provided by investing activities arose primarily with respect to cash collected from the promissory note received as consideration for the sale of Dorotech. The $784,000 used by operating activities arose primarily with respect to the $4.9 million net loss in operations, offset by a $1.2 million in depreciation charges, $1.5 million in restructuring costs and $1.3 million increase in deferred revenues. The $4.9 million in cash used by financing activities arose primarily from the $6.5 million redemption of the Company's Series F Preferred Stock, $1.3 million used to redeem the Company's convertible debentures and payments in capital leases of $521,000, offset by the $3.4 million proceeds from the issuance of common stock.

         The adverse results of operations that the Company has experienced is expected to continue at least until the latter part of 1998. The Company believes that the combination of existing cash, benefits from its second quarter restructuring, potential future proceeds from such additional offerings of equity securities as may be required, and any anticipated cash flows from operations, will provide sufficient resources to fund its activities through the next twelve months. Any anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV product suite. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity. Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.

PART II. OTHER INFORMATION

Item 1.              Legal Proceedings

         The Company is not involved in any legal proceedings, other than the routine litigation incidental to the business.

Item 2.           Changes in Securities

             In June 1998, the Company converted the remaining $1.0 million of the Stockholder line of credit into equity through the issuance of 1,000 shares of Series M1 Convertible Stock ("Series M1 Stock") held by an investor of the Company. The Company agreed to file a registration statement to register the Common Stock issuable upon conversion of the preferred stock on or about August 1, 1998. The Company received no proceeds from the conversion of the Stockholder line of credit to equity. The Series M1 Stock issued and outstanding in December 2001 automatically converts into Common Stock. At June 30, 1998, the 1,000 shares of Series M1 Stock were convertible into 1,230,769 shares of Common Stock.

             During the first quarter of 1998, the Company completed a private placement of 1,108,947 shares of Common Stock, together with warrants to purchase an additional 50,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act") to a group of seven investors. Proceeds from the offering were $1.1 million and offering costs were $26,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares by August 31, 1998.

              During the second quarter of 1998, the Company completed a private placement of 2,907,126 shares of Common Stock, pursuant to Regulation D under the Securities Act to a group of three investors. Proceeds from the offering were $2.5 million and offering costs were $150,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares by August 31, 1998.

              During the second quarter of 1998, the Company issued 342,384 shares of Common Stock as a quarterly dividend to the shareholders of the Company's Series A Preferred Stock

Item 3.           Changes Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on June 11, 1998 at which the Stockholders elected five directors, ratified the selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending 1998, approved the adoption of the 1997 Director Stock Option Plan, approved an increase to the number of shares which may be granted under the 1994 Key
Incentive Stock Option Plan, and approved the issuance of shares of the Company's Common Stock issuable in connection with the Series L Convertible Preferred Stock, on exercise of warrants to purchase shares of Common Stock for $1.00 under Nasdaq Rule 4460(i)(1)(D).

         The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee                                  For               Authority Withheld
-------                               ----------           ------------------
Robert P. Bernardi....................24,343,678                  624,768
John F. Burton........................24,343,678                  624,768
James J. Leto.........................24,343,678                  624,768
C. Alan Peyser........................24,343,678                  624,768
Robert Ripp...........................24,343,678                  624,768

         In connection with the ratification of the selection of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending 1998, 24,369,788 shares were voted in favor of the ratification and 598,658 abstained.

         With respect to the proposal to approve the adoption of the 1997 Direc-tor Stock Option Plan, 24,403,088 shares were voted for the proposal and 565,358 were Broker non-votes.

         With respect to the proposal to approve an increase to the number of shares which may granted under the 1994 Key Incentive Stock Option Plan, 23,215,519 shares were voted for the proposal and 1,752,927 were Broker non-votes.

         In connection with the approval of the issuance of shares of the Company's Common Stock issuable in connection with the Series L Convertible Preferred Stock, on exercise of warrants to purchase shares of Common Stock for $1.00 under Nasdaq Rule 4460(i)(1)(D), 24,398,288 shares were voted for the proposal and 570,158 were Broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

3.14 Certificate of Ownership and Merger Merging TREEV, Inc. into Network Imag-ing Corporation filed in Delaware on May 5, 1998.

3.15  Certificate  of   Designations,   Preferences  and  Rights  of  Series  M1
convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 22, 1998.

10.34 Securities Purchase Agreement between TREEV, Inc. and Fred Kassner as of June 30, 1998.

27.1  Financial data schedule

(b)   Reports on Form 8-K.

Form 8-K filed on June 1, 1998 to report certain organizational changes in the Company aimed at saving $4,800,000 annually.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  TREEV, INC.
                                                 (Registrant)


Date:  July 23, 1998                         By /s/ James Leto
                                                --------------
                                                James J. Leto
                                                Chief Executive Officer


Date:  July 23, 1998                         By /s/ David MacWhorter
                                                --------------------
                                                David E. MacWhorter
                                                President and Chief Operating
                                                Officer


Date:  July 23, 1998                         By /s/ Jorge R. Forgues
                                                --------------------
                                                Jorge R. Forgues
                                                Senior Vice President of Finance
                                                and Administration, Chief Finan-
                                                cial Officer and Treasurer