Form 10-Q
period 1998-09-30
TREEV INC
filed 1998-10-27
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11135


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,875,790 shares of common stock, $.0001 par value, as of October 23, 1998.

                                   TREEV, INC.

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

           Consolidated Balance Sheets at September 30, 1998
           (unaudited) and December 31, 1997                                2

           Consolidated Statements of Operations (unaudited) for
           the three months ended September 30, 1998 and 1997               3

           Consolidated Statements of Operations (unaudited) for
           the nine months ended September 30, 1998 and 1997                4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the nine months ended September 30, 1998         5

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 1998 and 1997            6

           Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                            12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                18

Item 6.  Exhibits and Reports on Form 8-K.                                 18

                                  TREEV, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                      September 30, December 31,
                                                           1998          1997
                                                         ---------    ---------
                                                        (Unaudited)
                                  ASSETS

Current assets:
 Cash and cash equivalents                               $   4,291    $   3,816
 Accounts and notes receivable, net                          9,506        8,569
 Note receivable Dorotech sale                                --          7,000
 Inventories                                                   827          722
 Prepaid expenses and other                                    682        1,108
                                                         ---------    ---------
      Total current assets                                  15,306       21,215
Fixed assets, net                                            1,745        2,165
Long-term notes receivable, net                                138          378
Software development costs and
 purchased technology, net                                   2,637        2,490
Goodwill, net                                                  374          499
Other assets                                                   127          113
                                                         ---------    ---------
      Total assets                                       $  20,327    $  26,860
                                                         =========    =========


                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and
  obligations under capital leases                       $     571    $   2,479
 Accounts payable                                            1,973        2,037
 Accrued compensation and
  related expenses                                           1,078        1,135
 Deferred revenue                                            3,584        3,334
 Other accrued expenses                                      2,714        2,250
                                                         ---------    ---------
      Total current liabilities                              9,920       11,235
Long-term debt and obligations
 under capital leases                                           60        1,108
                                                         ---------    ---------
      Total liabilities                                      9,980       12,343
Commitments
Redeemable Series F preferred stock,
 none and 792,186 shares issued and
 outstanding                                                  --          6,548
Stockholders' equity:
 Preferred stock, $.0001 par value,
  20,000,000 shares authorized;
  3,169,601 and 1,615,675 shares
  issued and outstanding
 Common stock, $.0001 par value,
  100,000,000 shares authorized;
  33,875,790 and 26,236,186 shares
  issued and outstanding                                         3            3
 Additional paid-in-capital                                139,697      132,403
 Accumulated deficit                                      (129,353)    (124,437)
                                                         ---------    ---------
      Total stockholders' equity                            10,347        7,969
                                                         ---------    ---------
      Total liabilities and
       stockholders' equity                              $  20,327    $  26,860
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                   1998                 1997
                                                -----------         -----------

Revenue:
  Products                                      $     5,125         $     5,225
  Services                                            2,902               4,719
                                                -----------         -----------
                                                      8,027               9,944
                                                -----------         -----------
Costs and expenses:
  Cost of products sold                               1,527               2,585
  Cost of services provided                           1,847               3,865
  Sales and marketing                                 2,748               3,649
  General and administrative                            925               1,649
  Product development                                   966               1,142
                                                -----------         -----------
                                                      8,013              12,890
                                                -----------         -----------
Loss before investment and
 interest income and income taxes                        14              (2,946)
  Investment and interest income
  (expense), net                                          3                (130)
                                                -----------         -----------
Loss before income taxes                                 17              (3,076)
  Income tax benefit                                   --                  (142)
                                                -----------         -----------
Net income (loss)                                        17              (2,934)
                                                -----------         -----------

Preferred stock preferences
  Accrued dividends                                    (337)               (930)
  Imputed dividends                                    --                  (774)
                                                -----------         -----------
Net loss applicable to common shares            $      (320)        $    (4,638)
                                                ===========         ===========

Net loss per common share                       $     (0.01)        $     (0.18)
                                                ===========         ===========

Weighted average shares outstanding              32,993,308          25,436,748
                                                ===========         ===========

Net loss per common share -
  assuming dilution                             $     (0.01)        $     (0.18)
                                                ===========         ===========

Weighted average shares outstanding              32,993,308          25,436,748
                                                ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                     1998              1997
                                                 ------------      ------------

Revenue:
  Products                                       $     13,760      $     13,591
  Services                                              8,395            14,805
                                                 ------------      ------------
                                                       22,155            28,396
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 5,188             6,740
  Cost of services provided                             5,633            11,681
  Sales and marketing                                   8,585            10,901
  General and administrative                            3,175             4,949
  Product development                                   2,927             3,451
  Gain from extinguishment of debt                       --                (267)
  Restructuring costs                                   1,505              --
                                                 ------------      ------------
                                                       27,013            37,455
                                                 ------------      ------------
Loss before investment and interest
 income and income taxes                               (4,858)           (9,059)
  Investment and interest income
   (expense), net                                         (58)             (163)
                                                 ------------      ------------
Loss before income taxes                               (4,916)           (9,222)
  Income tax benefit                                     --                 (87)
                                                 ------------      ------------
Net loss                                               (4,916)           (9,135)
                                                 ------------      ------------

Preferred stock preferences
  Accrued dividends                                    (1,011)           (2,836)
  Imputed dividends                                      --                (774)
                                                 ------------      ------------
Net loss applicable to common shares             $     (5,927)     $    (12,745)
                                                 ============      ============

Net loss per common share                        $      (0.20)     $      (0.51)
                                                 ============      ============

Weighted average shares outstanding                29,957,510        24,957,354
                                                 ============      ============

Net loss per common share -
 assuming dilution                               $      (0.20)     $      (0.51)
                                                 ============      ============

Weighted average shares outstanding                29,957,510        24,957,354
                                                 ============      ============








   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                    Additional
                                   Preferred Stock             Common Stock           paid-in         Accumulated
                                  Shares       Amt.         Shares         Amt.       capital           Deficit           Total
                                 --------------------   -----------------------  ----------------  ----------------  -------------

Balance December 31, 1997         1,615,575    $  --     26,236,186        $3         $132,403         ($124,437)           $7,969

Issuance of common stock,
 net of offering costs of $245                            5,338,500                      4,318                               4,318

Issuance of preferred stock,
 net of offering costs of $763    1,560,576                                             10,667                              10,667

Conversion of preferred stock        (1,300)              1,958,720                                                              0

Redemption of preferred stock        (5,250)                                            (7,085)                             (7,085)

Issuance of warrants                                                                        68                                  68

Dividends on preferred stock                                342,384                       (674)                               (674)

Net loss                                                                                                  (4,916)           (4,916)
                                 --------------------   -----------------------  ----------------  ----------------  -------------

Balance September 30, 1998        3,169,601    $  --     33,875,790        $3         $139,697         ($129,353)          $10,347
                                 ====================   =======================  ================  ================  =============






   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                            1998        1997
                                                          ---------   ---------
                                                              (In thousands)

Cash flows from operating activities:
 Net loss                                                  $(4,916)     $(9,135)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                             1,762        3,752
   Restructuring costs                                       1,505         --
   Other non-cash adjustments                                   77           15
   Changes in assets and liabilities:
    Accounts and notes receivable                             (964)      (1,837)
    Inventories                                               (105)          (6)
    Prepaid expenses and other                                   2          145
    Accounts payable                                           (80)       1,698
    Accrued compensation and
     related expenses                                          (57)         242
    Accrued expenses, other                                   (561)         161
    Deferred revenues                                          250          (81)
    Deferred income taxes                                     --            (71)
                                                           -------      -------
Net cash used in operating activities                       (3,087)      (5,117)
                                                           -------      -------

Cash flows from investing activities:
 Capitalized software development and
  license costs                                             (1,072)      (1,059)
 Purchases of fixed assets                                    (548)        (557)
 Proceeds from business divestitures,
  net of related costs                                       7,230           60
                                                           -------      -------
Net cash provided by (used in)
 investing activities                                        5,610       (1,556)
                                                           -------      -------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net                                                 4,318           23
 Proceeds from issuance of preferred
  stock, net                                                 9,707        2,901
 Cash dividends paid on preferred stock                       (337)      (1,779)
 Redemption of  Mandatory Redeemable
  Preferred Stock                                           (6,548)      (3,500)
 Redemption of convertible preferred
  stock                                                     (7,085)        --
 Redemption of convertible debentures                       (1,500)        --
 Proceeds from borrowings                                     --          5,000
 Proceeds from issuance of long-term
  debt                                                        --          2,000
 Principal payments on capital lease
  obligations                                                 (603)        (800)
 Principal payments on debt                                   --           (843)
                                                           -------      -------
Net cash (used in) provided by
 financing activities                                       (2,048)       3,002
                                                           -------      -------

Effect of exchange rate changes on cash
 and cash equivalents                                         --           (148)
Net increase (decrease) in cash and cash
 equivalents                                                   475       (3,819)
Cash and cash equivalents at beginning of year               3,816        7,601
                                                           -------      -------
Cash and cash equivalents at September 30,                 $ 4,291      $ 3,782
                                                           =======      =======

Supplemental Cash Flow Information:
     Interest paid                                         $   191      $   478
     Income taxes paid                                     $   188      $   261


   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


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


3.   RESTRUCTURING CHARGES

During the second quarter of 1998, the Company incurred a charge of $1.5 million as a result of effecting a restructuring plan ("the Plan"). The Plan provided for the elimination of duplicate job functions and outdated or discontinued products. Under the Plan, the Company is combining its three separate customer support organizations into one support organization, and the Company's strategic focus will shift to its newest suite of integrated document management software using a Microsoft based architecture. The restructuring charge includes a $827,000 write down to net realizable value of prepaid licenses and capitalized software which related to products abandoned in favor of the new integrated document management software suite. In addition, $677,000 of the restructuring charge related to severance costs for 29 employees located throughout the U.S., including customer support, sales, marketing, engineering and administrative personnel. The Plan is expected to be completed by the end of the first quarter of 1999. At September 30, 1998, 24 employees had been terminated, severance benefits of $539,000 had been paid out and the accrual balance relating to the Plan was $138,000.

4.   REDEMPTION OF SERIES K AND L CONVERTIBLE PREFERRED STOCK

In September 1998, the Company redeemed in cash the remaining 2,000 shares outstanding of Series K Convertible Preferred Stock ("Series K Stock") and all of the outstanding 3,250 shares of Series L Convertible Preferred Stock ("Series L Stock") for $7,100,000 including outstanding interest. The $7,100,000 payment retired the obligations under the Series K Stock and Series L Stock. Proceeds from the $10,000,000 issuance of the Company's Series N Convertible Preferred Stock ("Series N Stock") were used, in part, to fund the redemption of the Series K Stock and Series L Stock (See Note 5).


5.   ISSUANCE OF SERIES N CONVERTIBLE PREFERRED STOCK

In September 1998, the Company completed a private placement of 1,559,576 shares of Series N Stock, together with warrants to purchase and additional 800,000 shares of Common Stock at an exercise price of $0.625 per share. Proceeds from the offering were $10,000,000 and offering costs were $619,000. In accordance with the terms of the Series N Stock offering, approximately $7,100,000 of the proceeds was used to redeem the Company's Series K Stock and Series L Stock, and the remainder will be used for working capital purposes (See Note 4). The
Company also issued warrants to purchase 509,091 shares of Common Stock at an exercise price of $0.69 per share to the placement agent in the transaction. In connection with the sale of the Series N Stock, the Company agreed to register the Common Stock issuable upon conversion of the preferred stock and execution of the warrants upon such time as the Company files a registration statement to register shares for any other stockholder of the Company. At September 30, 1998, the 1,559,576 shares of Series N Stock were convertible into 15,595,760 shares of Common Stock.

Each share of Series N Stock is convertible at the option of each holder into 10 shares of Common Stock. Upon stockholders' approval of the Series N Stock offering at a special meeting of the stockholders, scheduled for December 9, 1998, any Series N Stock that has not previously been converted shall be immediately converted into shares of Common Stock. Assuming that no shares of the Series N Stock have been converted prior to such time, the Series N Stock shall immediately convert into 15,595,760 shares of the Company's Common Stock. The conversion price of the Series N Stock is $0.6412 per share, which was the average volume market price of the Common Stock on the date the terms for the Series N Stock were agreed to by the parties.


6.   CONVERSION OF LINE OF CREDIT TO PREFERRED STOCK

In June 1998, the Company converted the remaining $1.0 million of the Stock-holder line of credit into equity through the issuance of 1,000 shares of Series

M1 Convertible Stock ("Series M1 Stock"). The Company agreed, by amendment to the securities purchase agreement for the Series M1 Stock, to file a registration statement to register the Common Stock issuable upon conversion of the preferred stock on or before March 30, 1999.

The Company received no proceeds from the conversion of the Stockholder line of credit to equity. The Series M1 Stock issued and outstanding in December 2001 automatically converts into Common Stock. At September 30, 1998, the 1,000 shares of Series M1 Stock were convertible into 1,256,823 shares of Common Stock.

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

The Series M1 holder has a right of redemption under certain circumstances, all of which are under the sole control of the Company. The Company has the right, at any time, to redeem all of the then outstanding Series M1 Stock for a price per share equal to $1,000 plus the accrued unpaid dividend.


7.   ISSUANCE OF COMMON STOCK

During the first quarter of 1998, the Company completed a private placement of 1,108,947 shares of Common Stock, together with warrants to purchase an additional 50,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Proceeds from the offering were $1,100,000 and offering costs were $26,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares when the Company files a registration statement to register shares for any other stockholder, but in no event later than March 30, 1999.

During the second quarter of 1998, the Company completed a private placement of 2,907,126 shares of Common Stock, pursuant to Regulation D under the Securities Act.

Proceeds from the offering were $2,500,000 and offering costs were $150,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares when the Company files a registration statement to register shares for any other stockholder, but in no event later than March 30, 1999.

During the second quarter of 1998, the Company issued 342,384 shares of Common Stock as a quarterly dividend to the shareholders of the Company's Series A Preferred Stock.

During the third quarter of 1998, the Company completed a private placement of 750,000 shares of Common Stock pursuant to Regulation D under the Securities Act. Proceeds from the offering were $750,000 and offering costs were $60,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares when the Company files a registration statement to register shares for any other stockholder, but in no event later than March 30, 1999. The Company also completed a private placement of 200,000 shares of Common Stock pursuant to Regulation D under the Securities Act. Proceeds from the offering were $200,000 and offering costs were $10,000. Pursuant to the terms of the private placement, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares.

During the third quarter of 1998, the Company issued 122,427 shares of Common Stock under the Company's Employee Stock Purchase Plan ("the Plan"). Through payroll deductions, employees can purchase the Company's Common Stock at a 15% discount to the market price. Under the Plan, there are two six-month offering periods beginning on January 1st and July 1st. The purchase price is determined by taking 85% of the lower of (a) the average of the high and low market prices on the offering commencement date and (b) the average of the high and low market prices on the offering termination date. The terms of the Plan require that the purchaser hold the shares purchased under the Plan for a minimum of six months from the date the offering period ends.


8.   EXCHANGE OF NOTE RECEIVABLE FOR EQUITY

During the second quarter of 1998, the Company exchanged a $1.1 million note receivable, that had been received from the sale of a previously owned subsidiary, for equity in the company that acquired the subsidiary. Previously, the note had been reserved in its entirety, and the Company has made a similar reserve on the equity received in the exchange.

9.   RETIREMENT OF REDEEMABLE PREFERRED STOCK

During the first quarter of 1998, the Company redeemed the remaining 792,186 shares of Series F Preferred Stock for $6.5 million including outstanding interest. The $6,500,000 payment retired the obligations under the Series F Stock. The Company used the $7,000,000 proceeds received in January 1998 from the sale of its subsidiary in France, Dorotech, S.A., to finance the buy back of the Company's Series F Stock.


10.   CONVERTIBLE NOTE REDEMPTION

During the first quarter of 1998, the Company redeemed in cash $1.3 million of the 8% Convertible Notes ("the Notes") due July 8, 2002 and August 20, 2002. During the second quarter of 1998, the Company redeemed in cash $200,000 of the Notes. At September 30, 1998, $400,000 of the Notes remained outstanding. During October 1998, the Company redeemed in cash an additional $200,000 of the Notes (See Note 11)


11.   SUBSEQUENT EVENTS

During October 1998, the Company redeemed in cash $200,000 of the Notes. After the October 1998 redemption, $200,000 of the Notes remained outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risk Factors

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations made in the Company's forward looking statements in this Quarterly Report or elsewhere. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, specifically any Current Reports on Form 8-K filed by the Company. Some risks and uncertainties of the Company that should be considered by the reader include:

         The adverse results of operations that the Company has experienced have been declining, and the Company's operating results were break even during the quarter ended September 30, 1998. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future.

         The Company has had net losses in each period of its operations since its inception, except for two quarters including the most current, and it had an accumulated deficit at September 30, 1998 of $129.4 million.

         Pursuant to Nasdaq requirements, common and preferred stock trading on Nasdaq must maintain a minimum bid price of $1.00. Nasdaq has indicated that because the Company's Common Stock has traded below the Nasdaq minimum bid price below $1.00, the Company is not currently in compliance with the minimum bid price requirement to maintain listing on the Nasdaq National Market System. Nasdaq indicated that the Company's Common Stock needed to be in compliance by October 7, 1998. The Company was out of compliance at that time and has requested a hearing. The Company understands that, under Nasdaq procedures, the Company's Common Stock will continue to trade on the Nasdaq pending the outcome of that hearing. A hearing date has not yet been scheduled. The Company has also filed proxy materials with the SEC to seek shareholder approval to effect a one-for-four reverse stock split to bring the stock price above $1.00. The Company believes that if a reverse stock split is approved by shareholders and implemented, the Company's Common Stock will trade at a price above the minimum required bid price for continued listing on the Nasdaq National Market System. However, no assurances can be given that the market price would rise in proportion to the reverse split or remain at levels necessary for such continued listing. Any inability to trade on Nasdaq would likely adversely effect the market price and liquidity of the Common Stock. In the event that the Company's Common Stock trades at a minimum price of more than $1.00 for a period of 10 consecutive trading days, and the Company is thereby able to maintain its Nasdaq National Market System listing, the Company will reassess whether to proceed with the reverse stock split.

         The computer industry, including the information access, document management, imaging and optical disk storage segments, is highly competitive, and is characterized by rapid and continuous technological change. The Company's future profitability will depend on, among other things, wide-scale market acceptance of the Company's products and on the Company's ability to develop in a timely fashion enhancements to existing products or new products. There can be no assurance that the Company will be able to market successfully its current products, develop and market enhancements to existing products or introduce new products.

Results of Operations - Nine months ended September 30, 1998 and 1997

                   Revenues. Total revenues were $22.2 million and $28.4 million for the nine months ended September 30, 1998 and 1997, respectively. The $6.2 million decrease in revenue was the result of an increase in product revenue of $169,000, or 1%, offset by a decrease in service revenue of $6.4 million, or 43%. The increase in product revenue was attributable to an increase of $3.7 million, or 37%, in comparative company revenues offset by a decrease of $3.6 million due to the disposition in 1997 of the Company's subsidiary in France ("Dorotech"). The decrease in service sales of $6.4 million was the result of a $7.7 million decrease due to the disposition of Dorotech, offset by a $1.3 million, or 19%, increase in comparative company revenues. On a comparative company basis, overall revenues increased $5.1 million, or 30%, from $17.1 million for the nine months ended September 30, 1997 to $22.2 million for the same period in 1998.

                   Profit margins. Profit margins for product sales increased 12 percentage points for the first nine months of 1998 over the same period in 1997 as cost of products decreased from 50% to 38% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 12 percentage points for the nine months ended September 30, 1998 as compared to 1997 as the cost of services decreased from 79% to 67% of sales. The increase in service sales margins from 21% to 33% was due to the Company's continued emphasis on its custom development and professional services. On a comparative company basis, overall profit margins increased 10 percentage points to 51% for the nine months ended September 30, 1998 from 41% for the same period in 1997.

                   Sales and marketing. Sales and marketing expenses were $8.6 million or 39% of revenue, for the nine months ended September 30, 1998 compared to $10.9 million, or 38% of revenue in 1997. The decrease of $2.3 million, or 21%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $2.5 million, offset by an $144,000 increase in comparative company expenses.

                   General and administrative. G&A expenses were $3.2 million or 14% of revenue, for the nine months ended September 30, 1998 compared to $5.0 million, or 17% of revenue in 1997. The decrease of $1.8 million, or 36%, was the result of the Company's disposition of Dorotech during 1997, which reduced G&A expenses $1.1 million, and a $671,000, or 17%, decrease in comparative company G&A expenses due to the Company's efforts in cost reduction.

                   Product development. The Company's expenditures on software research and development activities ("R&D") in the nine months ended September 30, 1998 were $4.0 million, of which $1.1 million was capitalized and $2.9 million was expensed. Software research and development expenditures for the 1997 period were $4.5 million, of which $1.1 million was capitalized and $3.4 million was expensed. The $502,000 decrease in research and development expenditures is attributable to the Company's 1997 disposition of Dorotech, which reduced R&D expenses $790,000, offset by a $288,000 increase in comparative company R&D expenses.

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

                   Net loss. The Company's net loss for the nine months ended September 30, 1998 was $4.9 million as compared to $9.1 million for the comparable period of 1997. The net loss decrease of $4.2 million is due to a $3.4 million decrease in net loss from the Company's continuing operations and due to the disposition of Dorotech, which reduced the net loss by $835,000. The $3.4 million decrease in net loss from the Company's continuing operations is primarily attributable to an increase of $4.3 million in gross margins and a $671,000 decrease in G&A expense, offset by the $1.5 restructuring charge.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's Series A preferred stock and, during 1997, for a $774,000 non-cash charge to preferred stock dividends for the Company's Series K Preferred Stock. The net loss applicable to the nine months ended common shares was $5.9 million, or ($.20) per share, for the nine months ended September 30, 1998 as compared to $12.7 million or ($.51) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above, the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share and the $774,000 Series K non-cash dividend charge in 1997.

Results of Operations - Three months ended September 30, 1998 and 1997

                   Revenues. Total revenues were $8.0 million and $9.9 million for the three months ended September 30, 1998 and 1997, respectively. The $1.9 million decrease in revenue was the result of a decrease in product revenue of $100,000, or 2%, and a decrease in service revenue of $1.8 million, or 39%. The decrease in product revenue was primarily attributable to an increase of $1.0 million, or 25%, in comparative company product revenues offset by a $1.1 million reduction due the disposition in 1997 of the Company's French subsidiary, Dorotech. The decrease in service revenues of $1.8 million was the result of a $2.3 million decrease due to the disposition of Dorotech, offset by a $472,000, or 19%, increase in comparative company service revenues. On a comparative company basis, overall revenues increased $1.5 million, or 23%, from $6.5 million for the nine months ended September 30, 1997 to $8.0 million for the same period in 1998.

                   Profit margins. Profit margins for product sales increased 19 percentage points in the third quarter of 1998 over the same period in 1997 as cost of products decreased from 49% to 30% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 18 percentage points for the three months ended September 30, 1998 as compared to 1997 as the cost of services decreased from 82% to 64% of sales. The increase in service sales margins from 18% to 36% was due to the Company's continuing emphasis on its custom development and professional services. On a comparative company basis, overall profit margins increased 15 percentage points to 58% for the three months ended September 30, 1998 from 43% for the same period in 1997.

                   Sales and marketing. Sales and marketing expenses were $2.7 million or 34% of revenue, for the three months ended September 30, 1998 compared to $3.6 million, or 37% of revenue in 1997. The decrease of $901,000, or 25%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $784,000 and by a $117,000 decrease in comparative company expenses.

                   General and administrative. G&A expenses were $925,000 or 12% of revenue, for the three months ended September 30, 1998 compared to $1.6 million, or 17% of revenue in 1997. The decrease of $724,000, or 44%, was the result of the Company's disposition of Dorotech during 1997, which reduced G&A expenses $349,000, and a $375,000, or 29%, decrease in comparative company G&A expenses due to the Company's efforts in cost reduction.

                   Product development. The Company's expenditures on software R&D activities in the three months ended September 30, 1998 were $1.3 million, of which $300,000 was capitalized and $1.0 million was expensed. Software research and development expenditures for the 1997 period were $1.5 million, of which $300,000 was capitalized and $1.2 million was expensed. The $0.2 million decrease in research and development expenditures is primarily attributable to the Company's 1997 disposition of Dorotech.

                   Net income (loss). The Company's net income for the three months ended September 30, 1998 was $17,000 as compared to a $2.9 million loss for the comparable period of 1997. The net loss decrease of $2.9 million in the third quarter of 1998 as compared to the same period in 1997 is due to a $2.4 million decrease in net loss from the Company's continuing operations and the disposition of Dorotech, which reduced the net loss by $500,000. The $2.4 million decrease in net loss from the Company's continuing operations is primarily attributable to an increase of $1.8 million in gross margins, $375,000 decrease in G&A expense and $117,000 reduction in sales and marketing expense.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's Series A preferred stock and, during 1997, for a $774,000 non-cash charge to preferred stock dividends for the Company's Series K Preferred Stock. The net loss applicable to common shares was $320,000, or ($.01) per share, for the three months ended September 30, 1998 as compared to $4.6 million or ($.18) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and to the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share and the $774,000 Series K non-cash dividend charge in 1997.


Liquidity and Capital Resources

      As of September 30, 1998, the Company had $4.3 million in cash and cash equivalents, as compared to $3.8 million in cash and cash equivalents at December 31, 1997. Net working capital was $5.4 million at June 30, 1998 and $10.0 million at December 31, 1997.

        For the nine months ended September 30, 1998, the $475,000 increase in cash and cash equivalents resulted from $5.6 million in cash generated by investing activities, offset by $3.1 million used to fund operating activities and $2.0 million in cash used to fund financing activities.

        The $5.6 million provided by investing activities arose primarily with respect to cash collected from the promissory note received as consideration for the sale of Dorotech. The $3.1 million used by operating activities arose primarily with respect to the $4.9 million net loss in operations, offset by a $1.8 million in depreciation charges, $1.5 million in restructuring costs, $1.0 million reduction in accounts receivable and $561,000 increase in accrued expenses. The $2.0 million used by financing activities arose primarily from the $6.5 million redemption of the Company's Series F Preferred Stock, $7.1 million redemption of the Company's Series K and L Preferred Stock, $1.5 million used to redeem the Company's convertible debentures and payments in capital leases of $603,000, offset by the $4.3 million proceeds from the issuance of common stock, $9.7 million proceeds from the issuance of preferred stock and $337,000 paid in preferred stock dividends.

         The adverse results of operations that the Company has experienced have been declining and the Company's operating results were break even during the quarter ended September 30, 1998. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that the combination of existing cash, benefits from its second quarter restructuring, potential future proceeds from such additional offerings of equity securities as may be required, and any anticipated cash flows from operations, will provide sufficient resources to fund its activities through the next twelve months. Any anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV product suite. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity. Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.


PART II. OTHER INFORMATION

Item 1.              Legal Proceedings

         The Company is not involved in any legal proceedings, other than the routine litigation incidental to the business.

Item 2.           Changes in Securities

         In September 1998, the Company redeemed in cash the remaining 2,000 shares outstanding of Series K Stock and all of the outstanding 3,250 shares of Series L Stock for $7,100,000 including outstanding interest. The $7,100,000 payment retired the obligations under the Series K Stock and Series L Stock.

         In September 1998, the Company completed a private placement of 1,559,576 shares of Series N Stock, together with warrants to purchase and additional 800,000 shares of Common Stock at an exercise price of $0.625 per share. Proceeds from the offering were $10,000,000. The Company also issued warrants to purchase 509,091 shares of Common Stock at an exercise price of $0.69 per share to the placement agent in the transaction. At September 30, 1998, the 1,559,576 shares of Series N Stock were convertible into 15,595,760 shares of Common Stock.

                   During the third quarter of 1998, the Company completed a private placement of 950,000 shares of Common Stock pursuant to Regulation D under the Securities Act. Proceeds from the offering were $950,000.

Item 3.           Changes Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

3.35 Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock to be filed with the Secretary of State of the State of Delaware on October 30, 1998.

10.36 Securities Purchase Agreement between TREEV, Inc. and Horace T. Ardinger, Jr., Ardinger Family Partnership, Baker Family Trust, and the Adkins Family Trust as of September 22, 1998.

27.1     Financial data schedule

(b)      Reports on Form 8-K.

Form 8-K filed on September 17, 1998 to report the Company's plans to seek stockholders' approval for a reverse stock split and to announce an equity financing through a private placement of convertible preferred stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             TREEV, INC.
                                             (Registrant)


Date:  October 27, 1998                      By /s/ James J. Leto
                                                -----------------
                                             James J. Leto
                                             Chief Executive Officer


Date:  October 27, 1998                      By /s/ Thomas A. Wilson
                                                --------------------
                                             Thomas A. Wilson
                                             President and Chief Operating
                                             Officer


Date:  October 27, 1998                      By /s/ Jorge R. Forgues
                                                --------------------
                                             Jorge R. Forgues
                                             Senior Vice President of Finance
                                             and Administration, Chief Financial
                                             Officer and Treasurer