Form 10-Q/A
period 1998-06-30
TREEV INC
filed 1999-03-31
CIK 883946

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

                                   TREEV, INC.

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

            Consolidated Balance Sheets at June 30, 1998
            (unaudited) and December 31, 1997                            2

            Consolidated Statements of Operations (unaudited)
            for the three months ended June 30, 1998 and 1997            3

            Consolidated Statements of Operations (unaudited)
            for the six months ended June 30, 1998 and 1997              4

            Consolidated Statement of Changes in Stockholders' Equity
            (unaudited) for the six months ended June 30, 1998           5

            Consolidated Statements of Cash Flows (unaudited)
            for the six months ended June 30, 1998 and 1997              6

            Notes to Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                              16

Item 6.  Exhibits and Reports on Form 8-K.                               18

                                   TREEV, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                         June 30,   December 31,
                                                           1998          1997
                                                         ---------    ---------
                                                        (Unaudited)
                                ASSETS

Current assets:
 Cash and cash equivalents                               $   4,092    $   3,816
 Accounts and notes receivable, net                          7,113        8,569
 Note receivable Dorotech sale                                --          7,000
 Inventories                                                   691          722
 Prepaid expenses and other                                    599        1,108
                                                         ---------    ---------
      Total current assets                                  12,495       21,215
Fixed assets, net                                            1,977        2,165
Long-term notes receivable, net                                138          378
Software development costs and
 purchased technology, net                                   2,484        2,490
Goodwill, net                                                  416          499
Other assets                                                   121          113
                                                         ---------    ---------
        Total assets                                     $  17,631    $  26,860
                                                         =========    =========


                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and
  obligations under capital leases                       $     803    $   2,479
 Accounts payable                                            1,736        2,037
 Accrued compensation and related
  expenses                                                   1,199        1,135
 Deferred revenue                                            4,681        3,334
 Other accrued expenses                                      2,901        2,250
                                                         ---------    ---------
        Total current liabilities                           11,320       11,235
Long-term debt and obligations
 under capital leases                                           77        1,108
                                                         ---------    ---------
        Total liabilities                                   11,397       12,343
Commitments
Redeemable Series F preferred
 stock, none and 792,186 shares
 issued and outstanding                                       --          6,548
Stockholders' equity:
 Preferred stock, $.0001 par value,
  20,000,000 shares authorized;
  1,615,575 and 1,615,675 shares
  issued and outstanding
 Common stock, $.0001 par value,
  100,000,000 shares authorized;
  32,044,328 and 26,236,186 shares
  issued and outstanding                                         3            3
 Additional paid-in-capital                                136,442      132,403
 Accumulated deficit                                      (130,211)    (124,437)
                                                         ---------    ---------
        Total stockholders' equity                           6,234        7,969
                                                         ---------    ---------
        Total liabilities and
         stockholders' equity                            $  17,631    $  26,860
                                                         =========    =========




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                   Three Months Ended June 30,
                                                    1998               1997
                                                ------------       ------------

Revenue:
  Products                                      $      4,244       $      4,098
  Services                                             2,844              5,236
                                                ------------       ------------
                                                       7,088              9,334
                                                ------------       ------------
Costs and expenses:
  Cost of products sold                                1,846              2,198
  Cost of services provided                            1,941              3,934
  Sales and marketing                                  3,103              3,640
  General and administrative                           1,075              1,689
  Product development                                    965              1,266
  Restructuring costs                                  1,505               --
                                                ------------       ------------
                                                      10,435             12,727
                                                ------------       ------------
Loss before interest income
 and income taxes                                     (3,347)            (3,393)
  Interest income (expense), net                           6                (64)
                                                ------------       ------------
Loss before income taxes                              (3,341)            (3,457)
  Income tax provision                                  --                   61
                                                ------------       ------------
Net loss                                              (3,341)            (3,518)
                                                ------------       ------------

Preferred stock preferences                             (337)              (930)
                                                ------------       ------------
Net loss applicable to common
 shares                                         $     (3,678)      $     (4,448)
                                                ============       ============

Net loss per common share                       $      (0.13)      $      (0.18)
                                                ============       ============

Weighted average shares
 outstanding                                      29,330,815         24,963,956
                                                ============       ============

Net loss per common share -
 assuming dilution                              $      (0.13)      $      (0.18)
                                                ============       ============

Weighted average shares
 outstanding                                      29,330,815         24,963,956
                                                ============       ============





   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                    Six Months Ended June 30,
                                                     1998              1997
                                                 ------------      ------------

Revenue:
  Products                                       $      7,795      $      8,366
  Services                                              5,493            10,087
                                                 ------------      ------------
                                                       13,288            18,453
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 3,661             4,156
  Cost of services provided                             3,786             7,816
  Sales and marketing                                   5,837             7,252
  General and administrative                            2,250             3,300
  Product development                                   1,961             2,308
  Restructuring costs                                   1,505              --
  Gain from extinguishment of debt                       --                (267)
                                                 ------------      ------------
                                                       19,000            24,565
                                                 ------------      ------------
Loss before interest income
 and income taxes                                      (5,712)           (6,112)
  Interest expense, net                                   (62)              (33)
                                                 ------------      ------------
Loss before income taxes                               (5,774)           (6,145)
  Income tax provision                                   --                  55
                                                 ------------      ------------
Net loss                                               (5,774)           (6,200)
                                                 ------------      ------------

Preferred stock preferences                              (674)           (1,906)
                                                 ------------      ------------
Net loss applicable to common
 shares                                          $     (6,448)     $     (8,106)
                                                 ============      ============

Net loss per common share                        $      (0.24)     $      (0.33)
                                                 ============      ============

Weighted average shares
 outstanding                                       27,316,368        24,715,116
                                                 ============      ============

Net loss per common share -
 assuming dilution                               $      (0.24)     $      (0.33)
                                                 ============      ============

Weighted average shares
 outstanding                                       27,316,368        24,715,116
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



                                                                                          Additional
                                    Preferred Stock              Common Stock              paid-in        Accumulated
                                    Shares       Amt.         Shares         Amt.          capital           Deficit       Total
                                 -----------------------   ---------------------------  ----------------  -------------  ----------

Balance December 31, 1997         1,615,575  $  --         26,236,186         $3          $132,403         ($124,437)        $7,969

Issuance of common stock,
 net of offering costs of $175                              4,016,073                        3,352                            3,352

Issuance of preferred stock,
 net of offering costs of $144        1,000                                                    972                              972

Conversion of preferred stock        (1,000)                1,449,685                                                             0

Issuance of warrants                                                                            52                               52

Dividends on preferred stock                                  342,384                         (337)                            (337)

Net loss                                                                                                      (5,774)        (5,774)
                                 -----------------------   ---------------------------  ----------------  -------------  ----------

Balance June 30, 1998             1,615,575     --         32,044,328         $3           136,442         ($130,211)        $6,234
                                 =======================   ===========================  ================  =============  ==========







   The accompanying notes are an integral part of these financial statements.

                       TREEV INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six months Ended June 30,
                                                           1998           1997
                                                         -------        -------
                                                             (In thousands)

Cash flows from operating activities:
  Net loss                                               $(5,774)       $(6,200)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization                           1,221          2,550
   Restructuring costs                                     1,505           --
   Other non-cash adjustments                                 40             10
   Changes in assets and liabilities:
    Accounts and notes receivable                          1,429           (836)
    Inventories                                               31           (182)
    Prepaid expenses and other                               111            190
    Accounts payable                                        (320)           474
    Accrued compensation and
     related expenses                                         64            418
    Accrued expenses, other                                 (438)          (212)
    Deferred revenues                                      1,347            641
    Deferred income taxes                                   --               74
                                                         -------        -------
Net cash used in operating activities                       (784)        (3,073)
                                                         -------        -------

Cash flows from investing activities:
 Capitalized software development
  and license costs                                         (751)          (751)
 Purchases of fixed assets                                  (473)          (410)
 Proceeds from business divestitures,
  net of related costs                                     7,230             60
                                                         -------        -------
Net cash provided by (used in)
 investing activities                                      6,006         (1,101)
                                                         -------        -------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net                                               3,423             22
 Proceeds from issuance of preferred
  stock, net                                                --              (24)
 Cash dividends paid on preferred
  stock                                                     --           (1,779)
 Redemption of  Mandatory Redeemable
  Preferred Stock                                         (6,548)        (3,500)
 Redemption of convertible debentures                     (1,300)          --
 Proceeds from borrowings                                   --            5,000
 Principal payments on capital lease
  obligations                                               (521)          (536)
 Principal payments on debt                                 --             (633)
                                                         -------        -------
Net cash used in financing activities                     (4,946)        (1,450)
                                                         -------        -------

Effect of exchange rate changes on cash
 and cash equivalents                                       --             (132)
Net decrease in cash and cash
 equivalents                                                 276         (5,756)
Cash and cash equivalents at beginning
 of year                                                   3,816          7,601
                                                         -------        -------
Cash and cash equivalents at June 30,                    $ 4,092        $ 1,845
                                                         =======        =======

Supplemental Cash Flow Information:
     Interest paid                                       $   156        $   234
     Income taxes paid                                   $   175        $   198



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

         The Company has had net losses in each period of its operations since its inception, except for one quarter, and it had an accumulated deficit at June 30, 1998 of $130.2 million. Net losses applicable to Common Stock were $14.3 million for the twelve months ended December 31, 1997, $21.1 million for the year ended December 31, 1996, and $34.9 million for the year ended December 31, 1995. Included in those losses were non-recurring charges. See "Description of Network Imaging - Business."

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

Results of Operations - Six months ended June 30, 1998 and 1997

                   Revenues. Total revenues were $13.3 million and $18.4 million for the six months ended June 30, 1998 and 1997, respectively. The $5.1 million decrease in revenue was the result of a decrease in product revenue of $570,000, or 7%, and a decrease in service revenue of $4.6 million, or 46%. The decrease in product revenue was attributable to an increase of $1.9 million, or 32%, in comparative company revenues offset by a decrease of $2.4 million due to the disposition in 1997 of the Company's subsidiary in France ("Dorotech"). The decrease in service sales of $4.6 million was the result of a $5.5 million decrease due to the disposition of Dorotech, offset by a $867,000, or 19%, increase in comparative company revenues. On a comparative company basis, overall revenues increased $2.8 million, or 26%, from $10.5 million for the six months ended June 30, 1997 to $13.3 million for the same period in 1998.

                   Profit margins. Profit margins for product sales increased 3 percentage points for the first six months of 1998 over the same period in 1997 as cost of products decreased from 50% to 47% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 8 percentage points for the six months ended June 30, 1998 as compared to 1997 as the cost of services decreased from 77% to 69% of sales. The increase in service sales margins from 23% to 31% was due to the Company's continued emphasis on its custom development and professional services. On a comparative company basis, overall profit margins increased 4 percentage points to 44% for the six months ended June 30, 1998 from 40% for the same period in 1997.

                   Sales and marketing. Sales and marketing expenses were $5.8 million or 44% of revenue, for the six months ended June 30, 1998 compared to $7.3 million, or 39% of revenue in 1997. The decrease of $1.4 million, or 20%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $1.7 million, offset by an $260,000 increase in comparative company expenses.

                   General and administrative. G&A expenses were $2.3 million or 17% of revenue, for the six months ended June 30, 1998 compared to $3.3 million, or 18% of revenue in 1997. The decrease of $1.1 million, or 32%, was the result of the Company's disposition of Dorotech during 1997, which reduced G&A expenses $754,000, and a $296,000, or 12%, decrease in comparative company G&A expenses due to the Company's efforts in cost reduction.

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

                   Net loss. The Company's net loss for the six months ended June 30, 1998 was $5.8 million as compared to $6.2 million for the comparable period of 1997. The net loss decrease of $400,000 is due to a $200,000 decrease in net loss from the Company's continuing operations, which is primarily attributable to an increase of $1.7 million in gross margins offset by the $1.5 restructuring charge, and due to the disposition of Dorotech which reduced the net loss by $330,000.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's Series A preferred stock. The net loss applicable to common shares was $6.4 million, or ($.24) per share, for the six months ended June 30, 1998 as compared to $8.1 million or ($.33) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and to the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share.

Results of Operations - Three months ended June 30, 1998 and 1997

                   Revenues. Total revenues were $7.1 million and $9.3 million for the three months ended June 30, 1998 and 1997, respectively. The $2.2 million decrease in revenue was the result of an increase in product revenue of $200,000, or 4%, offset by a decrease in service revenue of $2.4 million, or 46%. The increase in product revenue was primarily attributable to an increase of $1.5 million, or 56%, in comparative company product revenues offset by a $1.3 million reduction due the disposition in 1997 of the Company's French subsidiary, Dorotech. The decrease in service revenues of $2.4 million was the result of a $3.0 million decrease due to the disposition of Dorotech, offset by a $573,000, or 25%, increase in comparative company service revenues. On a comparative company basis, overall revenues increased $2.1 million, or 42%, from $5.0 million for the six months ended June 30, 1997 to $7.1 million for the same period in 1998.

                   Profit margins. Profit margins for product sales increased 11 percentage points in the second quarter of 1998 over the same period in 1997 as cost of products decreased from 54% to 43% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 7 percentage points for the three months ended June 30, 1998 as compared to 1997 as the cost of services decreased from 75% to 68% of sales. The increase in service sales margins from 25% to 32% was due to the Company's continuing emphasis on its custom development and professional services. On a comparative company basis, overall profit margins increased 9 percentage points to 47% for the three months ended June 30, 1998 from 38% for the same period in 1997.

                   Sales and marketing. Sales and marketing expenses were $3.1 million or 44% of revenue, for the three months ended June 30, 1998 compared to $3.6 million, or 39% of revenue in 1997. The decrease of $537,000, or 15%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $840,000, offset by a $303,000 increase in comparative company expenses.

                   General and administrative. G&A expenses were $1.1 million or 15% of revenue, for the three months ended June 30, 1998 compared to $1.7 million, or 18% of revenue in 1997. The decrease of $614,000, or 36%, was the result of the Company's disposition of Dorotech during 1997, which reduced G&A expenses $362,000, and a $252,000, or 19%, decrease in comparative company G&A expenses due to the Company's efforts in cost reduction.

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

                   Net loss. The Company's net loss for the three months ended June 30, 1998 was $3.3 million as compared to $3.5 million for the comparable period of 1997. The net loss decrease of $200,000 in the second quarter of 1998 as compared to the same period in 1997 is due to a $100,000 decrease in net loss from the Company's continuing operations, which is primarily attributable to an increase of $1.6 million in gross margins offset by the $1.5 restructuring charge, and the disposition of Dorotech, which reduced the net loss by $100,000.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's Series A preferred stock. The net loss applicable to common shares was $3.7 million, or ($.13) per share, for the three months ended June 30, 1998 as compared to $4.4 million or ($.18) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and to the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share.

Liquidity and Capital Resources

      As of June 30, 1998, the Company had $4.1 million in cash and cash equivalents, as compared to $3.8 million in cash and cash equivalents at December 31, 1997. Net working capital was $1.2 million at June 30, 1998 and $10.0 million at December 31, 1997.

        For the six months ended June 30, 1998, the $276,000 increase in cash and cash equivalents resulted from $6.0 million in cash generated by investing activities, offset by $784,000 used to fund operating activities and $4.9 million in cash used to fund financing activities.

        The $6.0 million provided by investing activities arose primarily with respect to cash collected from the promissory note received as consideration for the sale of Dorotech. The $784,000 used by operating activities arose primarily with respect to the $5.8 million net loss in operations, offset by $1.2 million in depreciation charges, $1.5 million in restructuring costs, $1.4 million reduction in accounts receivable and $1.3 million increase in deferred revenues. The $4.9 million in cash used by financing activities arose primarily from the $6.5 million redemption of the Company's Series F Preferred Stock, $1.3 million used to redeem the Company's convertible debentures and payments in capital leases of $521,000, offset by the $3.4 million proceeds from the issuance of common stock.

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

         The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee                                       For             Authority Withheld

Robert P. Bernardi.........................24,343,678               624,768
John F. Burton.............................24,343,678               624,768
James J. Leto..............................24,343,678               624,768
C. Alan Peyser.............................24,343,678               624,768
Robert Ripp................................24,343,678               624,768

         In connection with the ratification of the selection of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending 1998, 24,369,788 shares were voted in favor of the ratification and 598,658 abstained.

         With respect to the proposal to approve the adoption of the 1997 Director Stock Option Plan, 24,403,088 shares were voted for the proposal and 565,358 were Broker non-votes.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

3.14 Certificate of Ownership and Merger Merging TREEV, Inc. into Network Imaging Corporation filed in Delaware on May 5, 1998 (previously filed).

3.15  Certificate  of   Designations,   Preferences  and  Rights  of  Series  M1
convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 22, 1998 (previously filed).

10.34 Securities Purchase Agreement between TREEV, Inc. and Fred Kassner as of June 30, 1998 (previously filed).

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


                                                   TREEV, INC.
                                                  (Registrant)


Date:  March 31, 1999             By /s/ James Leto
                                     ------------------------------------------
                                     James J. Leto
                                     Chief Executive Officer


Date:  March 31, 1999             By /s/ Thomas A. Wilson
                                     ------------------------------------------
                                     Thomas A. Wilson
                                     President and Chief Operating Officer


Date:  March 31, 1999             By /s/ Jorge R. Forgues
                                     ------------------------------------------
                                     Jorge R. Forgues
                                     Senior Vice President of Finance and
                                     Administration, Chief Financial Officer
                                     and Treasurer