Form 10-Q/A
period 1998-09-30
TREEV INC
filed 1999-03-31
CIK 883946

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

                                   TREEV, INC.

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

           Consolidated Balance Sheets at September 30, 1998
           (unaudited) and December 31, 1997                               2

           Consolidated Statements of Operations (unaudited) for
           the three months ended September 30, 1998 and 1997              3

           Consolidated Statements of Operations (unaudited) for
           the nine months ended September 30, 1998 and 1997               4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the nine months ended September 30, 1998        5

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 1998 and 1997           6

           Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                19

Item 6.  Exhibits and Reports on Form 8-K.                                 20

                                  TREEV, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                      September 30, December 31,
                                                           1998          1997
                                                         ---------    ---------
                                                        (Unaudited)
                                  ASSETS

Current assets:
 Cash and cash equivalents                               $   4,291    $   3,816
 Accounts and notes receivable, net                          7,006        8,569
 Note receivable Dorotech sale                                --          7,000
 Inventories                                                   827          722
 Prepaid expenses and other                                    682        1,108
                                                         ---------    ---------
      Total current assets                                  12,806       21,215
Fixed assets, net                                            1,745        2,165
Long-term notes receivable, net                                138          378
Software development costs and
 purchased technology, net                                   2,637        2,490
Goodwill, net                                                  374          499
Other assets                                                   127          113
                                                         ---------    ---------
      Total assets                                       $  17,827    $  26,860
                                                         =========    =========


                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current debt maturities and
  obligations under capital leases                       $     571    $   2,479
 Accounts payable                                            1,973        2,037
 Accrued compensation and
  related expenses                                           1,078        1,135
 Deferred revenue                                            3,584        3,334
 Other accrued expenses                                      2,714        2,250
                                                         ---------    ---------
      Total current liabilities                              9,920       11,235
Long-term debt and obligations
 under capital leases                                           60        1,108
                                                         ---------    ---------
      Total liabilities                                      9,980       12,343
Commitments
Redeemable Series F preferred stock,
 none and 792,186 shares issued and
 outstanding                                                  --          6,548
Stockholders' equity:
 Preferred stock, $.0001 par value,
  20,000,000 shares authorized;
  3,169,601 and 1,615,675 shares
  issued and outstanding
 Common stock, $.0001 par value,
  100,000,000 shares authorized;
  33,875,790 and 26,236,186 shares
  issued and outstanding                                         3            3
 Additional paid-in-capital                                139,697      132,403
 Accumulated deficit                                      (131,853)    (124,437)
                                                         ---------    ---------
      Total stockholders' equity                             7,847        7,969
                                                         ---------    ---------
      Total liabilities and
       stockholders' equity                              $  17,827    $  26,860
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                   1998                 1997
                                                -----------         -----------

Revenue:
  Products                                      $     3,466         $     5,225
  Services                                            2,902               4,719
                                                -----------         -----------
                                                      6,368               9,944
                                                -----------         -----------
Costs and expenses:
  Cost of products sold                               1,527               2,585
  Cost of services provided                           1,847               3,865
  Sales and marketing                                 2,748               3,649
  General and administrative                            925               1,649
  Product development                                   966               1,142
                                                -----------         -----------
                                                      8,013              12,890
                                                -----------         -----------
Loss before investment and
 interest income and income taxes                    (1,645)             (2,946)
  Investment and interest income
  (expense), net                                          3                (130)
                                                -----------         -----------
Loss before income taxes                             (1,642)             (3,076)
  Income tax benefit                                   --                  (142)
                                                -----------         -----------
Net income (loss)                                    (1,642)             (2,934)
                                                -----------         -----------

Preferred stock preferences
  Accrued dividends                                    (337)               (930)
  Imputed dividends                                    --                  (774)
                                                -----------         -----------
Net loss applicable to common shares            $    (1,979)        $    (4,638)
                                                ===========         ===========

Net loss per common share                       $     (0.06)        $     (0.18)
                                                ===========         ===========

Weighted average shares outstanding              32,993,308          25,436,748
                                                ===========         ===========

Net loss per common share -
  assuming dilution                             $     (0.06)        $     (0.18)
                                                ===========         ===========

Weighted average shares outstanding              32,993,308          25,436,748
                                                ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                     1998              1997
                                                 ------------      ------------

Revenue:
  Products                                       $     11,260      $     13,591
  Services                                              8,395            14,805
                                                 ------------      ------------
                                                       19,655            28,396
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 5,188             6,740
  Cost of services provided                             5,633            11,681
  Sales and marketing                                   8,585            10,901
  General and administrative                            3,175             4,949
  Product development                                   2,927             3,451
  Gain from extinguishment of debt                       --                (267)
  Restructuring costs                                   1,505              --
                                                 ------------      ------------
                                                       27,013            37,455
                                                 ------------      ------------
Loss before investment and interest
 income and income taxes                               (7,358)           (9,059)
  Investment and interest income
   (expense), net                                         (58)             (163)
                                                 ------------      ------------
Loss before income taxes                               (7,416)           (9,222)
  Income tax benefit                                     --                 (87)
                                                 ------------      ------------
Net loss                                               (7,416)           (9,135)
                                                 ------------      ------------

Preferred stock preferences
  Accrued dividends                                    (1,011)           (2,836)
  Imputed dividends                                      --                (774)
                                                 ------------      ------------
Net loss applicable to common shares             $     (8,427)     $    (12,745)
                                                 ============      ============

Net loss per common share                        $      (0.28)     $      (0.51)
                                                 ============      ============

Weighted average shares outstanding                29,957,510        24,957,354
                                                 ============      ============

Net loss per common share -
 assuming dilution                               $      (0.28)     $      (0.51)
                                                 ============      ============

Weighted average shares outstanding                29,957,510        24,957,354
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


                                                                                    Additional
                                   Preferred Stock             Common Stock           paid-in         Accumulated
                                  Shares       Amt.         Shares         Amt.       capital           Deficit           Total
                                 --------------------   -----------------------  ----------------  ----------------  -------------

Balance December 31, 1997         1,615,575    $  --     26,236,186        $3         $132,403         ($124,437)           $7,969

Issuance of common stock,
 net of offering costs of $245                            5,338,500                      4,318                               4,318

Issuance of preferred stock,
 net of offering costs of $763    1,560,576                                             10,667                              10,667

Conversion of preferred stock        (1,300)              1,958,720                                                              0

Redemption of preferred stock        (5,250)                                            (7,085)                             (7,085)

Issuance of warrants                                                                        68                                  68

Dividends on preferred stock                                342,384                       (674)                               (674)

Net loss                                                                                                  (7,416)           (7,416)
                                 --------------------   -----------------------  ----------------  ----------------  -------------

Balance September 30, 1998        3,169,601    $  --     33,875,790        $3         $139,697         ($131,853)           $7,847
                                 ====================   =======================  ================  ================  =============






   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                            1998        1997
                                                          ---------   ---------
                                                              (In thousands)

Cash flows from operating activities:
 Net loss                                                  $(7,416)     $(9,135)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                             1,762        3,752
   Restructuring costs                                       1,505         --
   Other non-cash adjustments                                   77           15
   Changes in assets and liabilities:
    Accounts and notes receivable                            1,536       (1,837)
    Inventories                                               (105)          (6)
    Prepaid expenses and other                                   2          145
    Accounts payable                                           (80)       1,698
    Accrued compensation and
     related expenses                                          (57)         242
    Accrued expenses, other                                   (561)         161
    Deferred revenues                                          250          (81)
    Deferred income taxes                                     --            (71)
                                                           -------      -------
Net cash used in operating activities                       (3,087)      (5,117)
                                                           -------      -------

Cash flows from investing activities:
 Capitalized software development and
  license costs                                             (1,072)      (1,059)
 Purchases of fixed assets                                    (548)        (557)
 Proceeds from business divestitures,
  net of related costs                                       7,230           60
                                                           -------      -------
Net cash provided by (used in)
 investing activities                                        5,610       (1,556)
                                                           -------      -------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net                                                 4,318           23
 Proceeds from issuance of preferred
  stock, net                                                 9,707        2,901
 Cash dividends paid on preferred stock                       (337)      (1,779)
 Redemption of  Mandatory Redeemable
  Preferred Stock                                           (6,548)      (3,500)
 Redemption of convertible preferred
  stock                                                     (7,085)        --
 Redemption of convertible debentures                       (1,500)        --
 Proceeds from borrowings                                     --          5,000
 Proceeds from issuance of long-term
  debt                                                        --          2,000
 Principal payments on capital lease
  obligations                                                 (603)        (800)
 Principal payments on debt                                   --           (843)
                                                           -------      -------
Net cash (used in) provided by
 financing activities                                       (2,048)       3,002
                                                           -------      -------

Effect of exchange rate changes on cash
 and cash equivalents                                         --           (148)
Net increase (decrease) in cash and cash
 equivalents                                                   475       (3,819)
Cash and cash equivalents at beginning of year               3,816        7,601
                                                           -------      -------
Cash and cash equivalents at September 30,                 $ 4,291      $ 3,782
                                                           =======      =======

Supplemental Cash Flow Information:
     Interest paid                                         $   191      $   478
     Income taxes paid                                     $   188      $   261


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


10.   CONVERTIBLE NOTE REDEMPTION

During the first quarter of 1998, the Company redeemed in cash $1.3 million of the 8% Convertible Notes ("the Notes") due July 8, 2002 and August 20, 2002. During the second quarter of 1998, the Company redeemed in cash $200,000 of the Notes. At September 30, 1998, $400,000 of the Notes remained outstanding. During October 1998, the Company redeemed in cash an additional $200,000 of the Notes (See Note 11).


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

         The adverse results of operations that the Company has experienced have been declining. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future.

         The Company has had net losses in each period of its operations since its inception, except for one quarter, and it had an accumulated deficit at September 30, 1998 of $131.9 million.

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

Year 2000 Readiness

         The Year 2000 computer problem originated from programmers writing software code that used two digits instead of four to represent the year. After December 31, 1999, computers and software may incorrectly assume that the year is "1900" rather than "2000." This could lead to system failures and disruptions to activities and operations. In addition, Year 2000 is a leap year, which may further exacerbate incorrect calculations, functions or system failures. At this time it is difficult to predict the effects such disruptions could have and the liabilities that any company may face as a result of these failures. Moreover, companies must not only consider their own products and computer systems, but also the Year 2000 readiness of any third parties, including principal vendors.

State of Readiness

         The Company became aware in 1997 of its potential Year 2000 issues and established a plan to assess its Year 2000 issues and develop an overall strategy. In 1998, the Company began an assessment of its products, its own information technology ("IT") and non-IT systems and the Company's vendors to determine whether they are or will be Year 2000 ready. To ensure that the IT and non-IT systems are, or will be, Year 2000 ready, surveys of the Company's products, services and systems were conducted. These included: audits and analyses of the Company's internal IT systems including hardware and software; assessment of critical non-IT systems; and surveys on principal vendors as to Year 2000 readiness. The Company identified several internal IT and non-IT systems that were not Year 2000 ready. These internal systems have either been replaced or modified with Year 2000 ready systems or will be upgraded to the Year 2000 ready product. All internal system upgrades are expected to be completed by the third quarter of 1999. The Company has received written assurances from material principal vendors as to Year 2000 readiness within that timeframe.

         The majority of the Company's efforts regarding Year 2000 readiness focused on the Company's products, specifically software applications. As an integral part of the Company's assessment of whether its software products are Year 2000 ready it has established a Year 2000 test force (the "Test Force"). The Test Force has been tasked with providing testing and validation of the Company's Year 2000 readiness of its software products currently being sold to its customers. The Company believes that the current versions of the TREEV Suite of software products are Year 2000 ready. Customers using versions other than current versions of the software products have been given the opportunity, pursuant to maintenance plans or upgrade options, to receive current versions of the software.

Costs to Address Year 2000 Readiness Issues

         The calculation of costs incurred has been limited to bringing the Company's software products, and its own IT and non-IT systems to Year 2000 readiness or to accelerating replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The total cost of the Year 2000 readiness project is estimated at $740,000 and is being funded through operating cash flows. Of the total project cost, approximately $260,000 is attributable to enhancements of the Company's software products and the purchase of new IT and non-IT systems which will be capitalized. The remaining $480,000 which will be expensed as incurred, is not expected to have a material impact on the results of operations. To date, the Company has incurred approximately $460,000 ($320,000 expensed and $140,000 capitalized) related to the assessment and validation efforts on the Year 2000 readiness project and the development of a modification plan and purchase of new IT and non-IT systems and systems modifications.

         The costs of the Year 2000 readiness project and the date by which the Company believes it will complete the Year 2000 readiness modifications are based on management's best estimates and are based on certain assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the Year 2000 readiness area and the ability to locate and correct all relevant computer codes.

Company's Contingency Plans

         At the present time, the Company anticipates that essential software products and IT and non-IT systems will be validated as Year 2000 ready in all material respects. This belief is based on the progress to date and the assessed degree of difficulty associated with the remaining phases to achieve Year 2000 readiness. Contingency plans are under development and the Company anticipates that acceptable alternatives will be available in the event that a contingency arises. These contingency plans generally anticipate use of alternative vendors for hardware and operating systems. Nevertheless, it is not possible for the Company to fully assess the likelihood or magnitude of consequences of Year 2000 issues, should representations made by vendors prove to be in error.

Year 2000 Information and Readiness Disclosure Act

         This section captioned "Year 2000 Readiness," as well as other statements herein or otherwise relating to the Year 2000 issues, are "Year 2000 Readiness Disclosures" pursuant to the "Year 2000 Information and Readiness Disclosure Act."

Results of Operations - Nine months ended September 30, 1998 and 1997

                   Revenues. Total revenues were $19.7 million and $28.4 million for the nine months ended September 30, 1998 and 1997, respectively. The $8.7 million decrease in revenue was the result of a decrease in product revenue of $2.3 million, or 17%, and a decrease in service revenue of $6.4 million, or 43%. The decrease in product revenue was attributable to an increase of $1.3 million, or 13%, in comparative company revenues offset by a decrease of $3.6 million due to the disposition in 1997 of the Company's subsidiary in France ("Dorotech"). The decrease in service sales of $6.4 million was the result of a $7.7 million decrease due to the disposition of Dorotech, offset by a $1.3 million, or 19%, increase in comparative company revenues. On a comparative company basis, overall revenues increased $2.6 million, or 15%, from $17.1 million for the nine months ended September 30, 1997 to $19.7 million for the same period in 1998.

                   Profit margins. Profit margins for product sales increased 4 percentage points for the first nine months of 1998 over the same period in 1997 as cost of products decreased from 50% to 46% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 12 percentage points for the nine months ended September 30, 1998 as compared to 1997 as the cost of services decreased from 79% to 67% of sales. The increase in service sales margins from 21% to 33% was due to the Company's continued emphasis on its custom development and professional services. On a comparative company basis, overall profit margins increased 4 percentage points to 45% for the nine months ended September 30, 1998 from 41% for the same period in 1997.

                   Sales and marketing. Sales and marketing expenses were $8.6 million or 44% of revenue, for the nine months ended September 30, 1998 compared to $10.9 million, or 38% of revenue in 1997. The decrease of $2.3 million, or 21%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $2.5 million, offset by an $144,000 increase in comparative company expenses.

                   General and administrative. G&A expenses were $3.2 million or 16% of revenue, for the nine months ended September 30, 1998 compared to $5.0 million, or 17% of revenue in 1997. The decrease of $1.8 million, or 36%, was the result of the Company's disposition of Dorotech during 1997, which reduced G&A expenses $1.1 million, and a $671,000, or 17%, decrease in comparative company G&A expenses due to the Company's efforts in cost reduction.

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

                   Net loss. The Company's net loss for the nine months ended September 30, 1998 was $7.4 million as compared to $9.1 million for the comparable period of 1997. The net loss decrease of $1.7 million is due to a $900,000 decrease in net loss from the Company's continuing operations and due to the disposition of Dorotech, which reduced the net loss by $835,000. The $900,000 decrease in net loss from the Company's continuing operations is primarily attributable to an increase of $1.8 million in gross margins and a $671,000 decrease in G&A expense, offset by the $1.5 restructuring charge.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's Series A preferred stock and, during 1997, for a $774,000 non-cash charge to preferred stock dividends for the Company's Series K Preferred Stock. The net loss applicable to common shares was $8.4 million, or ($.28) per share, for the nine months ended September 30, 1998 as compared to $12.7 million or ($.51) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above, the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share and the $774,000 Series K non-cash dividend charge in 1997.

Results of Operations - Three months ended September 30, 1998 and 1997

                   Revenues. Total revenues were $6.4 million and $9.9 million for the three months ended September 30, 1998 and 1997, respectively. The $3.5 million decrease in revenue was the result of a decrease in product revenue of $1.7 million, or 33%, and a decrease in service revenue of $1.8 million, or 39%. The decrease in product revenue was primarily attributable to a decrease of $600,000, or 15%, in comparative company product revenues and a $1.1 million reduction due the disposition in 1997 of the Company's French subsidiary, Dorotech. The decrease in service revenues of $1.8 million was the result of a $2.3 million decrease due to the disposition of Dorotech, offset by a $472,000, or 19%, increase in comparative company service revenues. On a comparative company basis, overall revenues decreased $100,000, or 1%, from $6.5 million for the nine months ended September 30, 1997 to $6.4 million for the same period in 1998.

                   Profit margins. Profit margins for product sales increased 5 percentage points in the third quarter of 1998 over the same period in 1997 as cost of products decreased from 49% to 44% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 18 percentage points for the three months ended September 30, 1998 as compared to 1997 as the cost of services decreased from 82% to 64% of sales. The increase in service sales margins from 18% to 36% was due to the Company's continuing emphasis on its custom development and professional services. On a comparative company basis, overall profit margins increased 4 percentage points to 47% for the three months ended September 30, 1998 from 43% for the same period in 1997.

                   Sales and marketing. Sales and marketing expenses were $2.7 million or 43% of revenue, for the three months ended September 30, 1998 compared to $3.6 million, or 37% of revenue in 1997. The decrease of $901,000, or 25%, was the result of the Company's disposition of Dorotech during 1997, which reduced sales and marketing expenses $784,000 and by a $117,000 decrease in comparative company expenses.

                   General and administrative. G&A expenses were $925,000 or 15% of revenue, for the three months ended September 30, 1998 compared to $1.6 million, or

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

                   Net income (loss). The Company's net loss for the three months ended September 30, 1998 was $1.6 million as compared to a $2.9 million loss for the comparable period of 1997. The net loss decrease of $1.3 million in the third quarter of 1998 as compared to the same period in 1997 is due to a $800,000 decrease in net loss from the Company's continuing operations and the disposition of Dorotech, which reduced the net loss by $500,000. The $800,000 decrease in net loss from the Company's continuing operations is primarily attributable to an increase of $200,000 in gross margins, $375,000 decrease in G&A expense and $117,000 reduction in sales and marketing expense.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's Series A preferred stock and, during 1997, for a $774,000 non-cash charge to preferred stock dividends for the Company's Series K Preferred Stock. The net loss applicable to common shares was $2.0 million, or ($.06) per share, for the three months ended September 30, 1998 as compared to $4.6 million or ($.18) per share, for the comparable period of 1997. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and to the decrease in annual Series A Preferred Stock dividends from $2.00 to $0.84 per share and the $774,000 Series K non-cash dividend charge in 1997.


Liquidity and Capital Resources

      As of September 30, 1998, the Company had $4.3 million in cash and cash equivalents, as compared to $3.8 million in cash and cash equivalents at December 31, 1997. Net working capital was $2.9 million at June 30, 1998 and $10.0 million at December 31, 1997.

        For the nine months ended September 30, 1998, the $475,000 increase in cash and cash equivalents resulted from $5.6 million in cash generated by investing activities, offset by $3.1 million used to fund operating activities and $2.0 million in cash used to fund financing activities.

        The $5.6 million provided by investing activities arose primarily with respect to cash collected from the promissory note received as consideration for the sale of Dorotech. The $3.1 million used by operating activities arose primarily with respect to the $7.4 million net loss in operations, offset by $1.8 million in depreciation charges, $1.5 million in restructuring costs, $1.5 million reduction in accounts receivable and $561,000 increase in accrued expenses. The $2.0 million used by financing activities arose primarily from the $6.5 million redemption of the Company's Series F Preferred Stock, $7.1 million redemption of the Company's Series K and L Preferred Stock, $1.5 million used to redeem the Company's convertible debentures and payments in capital leases of $603,000, offset by the $4.3 million proceeds from the issuance of common stock, $9.7 million proceeds from the issuance of preferred stock and $337,000 paid in preferred stock dividends.

         The adverse results of operations that the Company has experienced have been declining. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that the combination of existing cash, benefits from its second quarter restructuring, potential future proceeds from such additional offerings of equity securities as may be required, and any anticipated cash flows from operations, will provide sufficient resources to fund its activities through the next twelve months. Any anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV product suite. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity. Although the Company believes that it can successfully implement its operating plan and, if necessary, raise additional capital, there can be no assurance that implementation of the plan will be successful or that financing, if sought, will be available.


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

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits.

3.35 Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock to be filed with the Secretary of State of the State of Delaware on October 30, 1998 (previously filed).

10.36 Securities Purchase Agreement between TREEV, Inc. and Horace T. Ardinger, Jr., Ardinger Family Partnership, Baker Family Trust, and the Adkins Family Trust as of September 22, 1998 (previously filed).

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


                                                 TREEV, INC.
                                                (Registrant)


Date:  March 31, 1999              By /s/ James J. Leto
                                     ------------------------------------------
                                     James J. Leto
                                     Chief Executive Officer


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