Form 10-K
period 1998-12-31
TREEV INC
filed 1999-03-31
CIK 883946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-K
  (Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998
                                       OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
  EXCHANGE  ACT OF  1934
                For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-22970
                                   TREEV, INC.
             (Exact name of registrant as specified in its Charter)

                               DELAWARE 54-1590649
                  State or other jurisdiction of (IRS Employer
              incorporation or organization) Identification Number)

              500 HUNTMAR PARK DRIVE, HERNDON, VIRGINIA 20170-5100 (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (703) 478-2260

           Securities Registered pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
      Redeemable Common Stock Purchase Stock Warrants expiring May 7, 1999
        Series A Convertible Preferred Stock, $.0001 par value per share

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $30,444,889 as of February 26, 1999 (Price of Common Stock = $313/32).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 12,756,388 shares of Common Stock were outstanding as of February 26, 1999.

FORWARD LOOKING STATEMENTS



         This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers of this document should pay particular attention to the risk factors described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q to be filed by the Company in 1999 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Profile

         TREEV, Inc. ("TREEV" or the "Company") is a leading developer and marketer of document management technologies. TREEV provides client/server and Internet solutions for document management, document imaging, enterprise report management (COLD), and workflow process reengineering. The Company's TREEV Suite of software products allows organizations to electronically capture, manage, store, and distribute large volumes of information to geographically dispersed enterprises. This information includes computer reports, engineering drawings, scanned images, office documents, photos, voice files and video clips. The Company's software products have been installed in over 2,000 banks, Fortune 1000 corporations, and government agencies.

         TREEV's corporate headquarters, product development and marketing operations are located in Herndon, Virginia. Regional sales offices are located across the United States. The Company also has a testing and customer service facility in Denver, Colorado.

The Business Case for Integrated Document Management Software Solutions

         Organizations are continually looking for ways to more easily process and distribute large volumes of information throughout an enterprise. Traditional paper-based manual filing, retrieval, and distribution methodologies are slow, labor intensive, and require bulky file storage. This problem is compounded by the fact that, while businesses are becoming more decentralized, they are, at the same time, attempting to better share information across their operations. The TREEV Suite of software products solves this problem and satisfies the needs of companies looking for fast information access and the ability to share documents across departments. Ultimately, the ability to retrieve information from any corporate data repository, evaluate it and distribute this knowledge to other locations leads to increased productivity. TREEV's integrated document management software addresses this pressing business need. The Company's products are well suited to handle the growing use of digital information that organizations are creating and distributing through the Internet.

Leveraging the Growth of the Internet

         It is no secret that the Internet has become a driving economic force in business today. At its foundation, the Internet provides a standardized communications vehicle for connecting a business with its customers. Until recently, businesses have used the Internet as a medium for publishing information to their customers. Initially, many implementations took the form of an "electronic brochure." Even though there was an ever-increasing amount of important data being provided on the Internet, the communication interface was primarily one way. Businesses are in the second phase of commercial deployment over the Internet. Electronic commerce applications requiring full interactive transaction processing are being implemented.

         We are now entering the third phase of Internet development. In this phase businesses will fully connect with their clients, diminishing the differences between internal information systems and external web-based applications. TREEV's products are well positioned to provide small and large-scale Internet document management applications to handle this business need.

The TREEV Suite

         The TREEV Suite of integrated software products provides a scalable framework of building blocks for developing customizable client/server and Web-based applications for managing documents, files, and other unstructured data types. Based on Microsoft's COM architecture, the TREEV Suite utilizes industrial strength document management, document imaging, enterprise report management, and workflow engines for rapid, cost-effective development of enterprise information solutions. TREEV's standards-based design and unique "adapter" architecture allows for connectivity to leading third-party document management systems and seamless integration with existing production applications.

Key Benefits of the TREEV Product Suite
o TREEV provides a single, consistent application interface for both end users and developers. The document management, document imaging, enterprise report management, and workflow engines have been seamlessly combined using TREEV's COM-based architecture.
o TREEV provides a framework of adapters for connecting document management and other external systems with production applications. TREEV is committed to delivering seamless connectivity to other vendors' repositories. This unique strategy allows companies to combine existing heterogeneous systems into a simple, easy-to-integrate framework, thus lowering the cost and time risk of implementing company-wide solutions. Companies can build on their pre-existing hardware and software investments.
o TREEV offers off-the-shelf, custom, and customizable, client/server and Web-based applications. Internal and external users can retrieve and view corporate information through a Microsoft Windows or a browser interface in both intranet and Internet environments.

TREEV Suite Components

         The TREEV suite embodies the concept of "from anywhere to any user". TREEV's core engines - document management, document imaging, enterprise report management, and workflow - are the foundation of TREEV's component-based framework. They are described below:

         OmniTREEV - this patented software solution manages the content and storage of multimedia data types such as text, images, audio files or video clips. OmniTREEV handles the management, storage, and distribution of any type of multimedia or document object in high-transaction, client/server and Internet environments. Companies, which utilize OmniTREEV, can seamlessly multimedia-enable existing or new database applications while preserving their investments in legacy information systems and hardware equipment.

         DocuTREEV - this document management system allows the user to capture, store and retrieve scanned images, word processing documents, spreadsheets and other graphical files. Images can be stored and retrieved from magnetic disk
(RAID), CD-R, or optical disk. DocuTREEV effectively replaces the use of paper and microfilm as a storage medium and takes advantage of Windows NT, UNIX, and SQL technologies to deliver a true enterprise-wide scalable solution.

         DataTREEV - this enterprise report management software provides a storage and retrieval system which offers high-volume, high-speed handling of mission-critical report data for mainframe and client/server environments. In its IBM MVS or VSE mainframe environment, DataTREEV off-loads report management and storage operations to a dedicated Microsoft NT server thus minimizing the use of host CPU and DASD resources. DataTREEV acquires and manages reports from virtually any platform and provides simultaneous access to Internet, Windows, and 3270 terminal-based users.

         AutoTREEV - this easy-to-implement software application is designed to automate complex business processes. Its patented rules-based workflow engine stores logic that moves documents through an automated process based on the definition of work types, users and tasks, and the recognition of dynamic processing conditions.


Education and Support Services

         Education, customer service and support are key competitive elements in today's business environment. TREEV is dedicated to providing the best product and system expertise, project management and guidance for delivering integrated document management solutions. The Company's 24 hour, 7 days a week, customer service program, based primarily in Denver, Colorado, is one of the most comprehensive in the industry. TREEV's educational services department also offers a complete range of training classes to help clients and business partners acquire the technical training needed to succeed. Classes are held in Herndon, Virginia, Denver, Colorado, and at client sites around the country.

Product Development

         Product development is located at the Company's headquarters in Herndon, Virginia. During 1998, the product development group focused on completing product release plans for the TREEV 2000(TM) product suite to support the company's short- and long-term revenue goals.

         Strategically, the TREEV 2000(TM) suite has been developed to help Value Added Resellers ("VARs") easily develop customized document management applications to satisfy complex business problems. Because TREEV 2000(TM) is based on Microsoft's COM architecture, both integrators and VARs are able to rapidly build complete, Microsoft-compatible vertical applications according to individual customer specifications. TREEV's flexible, easy-to-use design also allows for connectivity to leading third-party document management systems and integration with existing line-of-business applications. The Company hopes to leverage this technology through its partners to penetrate new vertical markets. TREEV 2000(TM) has also been specifically adapted to respond to growing E-commerce demands for Internet document presentment.

The Company views the product development organization as one of its key assets and will continue to invest in building its infrastructure, refining the group's software development methodology, and implementing the TREEV 2000TM product strategy.

Assembly and Sources of Supply

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

Patents, Trademarks and Copyrights

         The Company has registered certain trademarks and copyrights in the United States and various foreign countries. The TREEV family of product names used herein are registered or unregistered trademarks owned by the Company.

         The Company also has two patents. A patent for the enterprise multimedia system and method using scalable object-based architecture, which primarily relates to the Company's OmniTREEV product, was granted on February 17, 1998. A patent for the rule engine interface for a visual workflow builder, which primarily relates to the Company's AutoTREEV product, was granted on June 30, 1998. The Company has also applied for other patents on certain of its key technologies. In general, however, management believes that the competitive position of the Company depends primarily on the skill, knowledge and experience of TREEV's personnel and their ability to develop, market and support software products, and that its business is not materially dependent on copyright protection, trademarks or patents. The Company believes that all of its products are of a proprietary nature and its licensing agreements generally prohibit program disclosure. It is possible, however, for product users or competitors to copy portions of the Company's products without its consent.

         Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these license are material to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's results of operations or financial position.

Warranty and Service

         Warranties for hardware sold by the Company are generally provided by the manufacturer. The Company provides initial warranties and ongoing service contracts usually covering one year for its software products. The Company recognizes revenue under service contracts ratably over the contract period.

Competition

         Virtually every software vendor in TREEV's marketspace has built its business by delivering proprietary development tools and interfaces. Because of this fact, these systems are inappropriate for a wide range of applications. One of the primary attributes of TREEV's technology is its ability to address a wide range of information needs, from simple departmental applications to more complex enterprise-wide systems. TREEV delivers open systems that give customers the freedom to determine their own development environment.

         With the release of TREEV 2000TM, the company has created a Microsoft-centric framework for developing and delivering imaging, enterprise report management, workflow, and document management applications. TREEV believes it will benefit from this strategic product positioning as more and more organizations look for real-time document access and tighter production systems integration. With image-enabled applications becoming more commonplace, the need to bring document management systems into the IT mainstream has become paramount. Microsoft is accelerating this process by moving the industry toward rapid application development with widely accepted development languages, tools, and techniques.

         Historically, TREEV's customers have chosen its products over competitive offerings because of the product's ability to easily scale across an enterprise and for its open, flexible architecture. "Scalability," "immediate access to information," and "the ability to manage geographically dispersed datastores into a single application" are all reasons customers cite for choosing TREEV's software. With TREEV, many customers improve their efficiency up to 40% and reduce paper consumption by as much as 65%.

         Regarding specific vertical markets, TREEV is considered to be a dominant vendor in the banking industry. TREEV provides banks with document imaging and report management systems that improve customer service and significantly reduce paper production and storage. The Company's software facilitates daily operations such as tracking signature cards, loan documentation, and checking account statements.

         TREEV's competitors vary depending upon vertical market focus and overall client system requirements. FileNET, Eastman Software and IBM are primary competitors for large Integrated Document and Output Management (IDOM) enterprise-level installations. Smaller IDOM competitors include Optika, Macrosoft, Hyland, and OTG Software. Competition from single product vendors includes Documentum, INSCI, Adesso (TASC) and Staffware.

Sales and Marketing

         The Company sells its integrated document software products indirectly through business partners or VARs and directly within the banking marketplace through its own sales force. Sales/sales support offices are located in or near Atlanta, Charlotte, Dallas, Denver, Los Angeles, Minneapolis, New York, Orlando, San Francisco, and Washington DC.

         The Company is positioning itself to sell its software products through indirect sales partners such as VARs, system integrators and original equipment manufacturers ("OEMs"). Its recently developed Business Alliance Program (BAP) is a catalyst and support vehicle for these marketing partnerships. TREEV is also forming alliances with vendors of complementary product technologies such as companies who market and manufacture database, application development, systems management, and communication and connectivity software.

         TREEV's Financial Services Group continues to increase its banking industry penetration as it sells the new TREEV Suite--specifically imaging, Enterprise Report Management and workflow--to its existing and growing client base of 2,000 banks.

         The company also maintains major accounts in the telecommunications and public sector markets. Lucent Technologies, for example, uses TREEV's OmniTREEV Web-based document management software to capture, store, and manage CAD/CAM files, engineering drawings, and text-based operations manuals for its internal and field engineers. In the public sector, HCFA uses TREEV's technology to monitor and process Medicare payments. In this case, TREEV's software improved form throughput and processing times by 25%.
TREEV's software is also used at the U.S Treasury and the Department of Defense.

         The Company maintains active marketing programs for both its indirect and direct sales channels. This includes representation at national trade events, seminars, user group meetings, press and analyst tours, advertising in major industry and news publications and participation in lead generation activities such as direct mail campaigns. The Company's BAP has also been expanded to include co-op marketing activities on a regional and national level.

Business Dispositions

         During 1994, the Company committed itself to a plan of restructuring which was designed to improve operating results by concentrating the Company's resources on the marketing and continued development of its main suite of software products. In connection with its restructuring plan, the Company, during 1995, 1996 and 1997, disposed of a number of operating units (the "Divestitures" or the "Divested Businesse(s)") which were not considered complimentary to the Company's business.

         As a result of the Divestitures, the Company recorded a gain of $266,000 in 1997 and losses of $921,000 and $9.3 million in 1996 and 1995, respectively. The aggregate consideration received by the Company from the Divestitures was $1.6 million in cash and $11.2 million in notes receivable, of which $1.1 million was reserved as uncollectible at December 31, 1997, and written off during 1998.

         The Company sold the stock of its French subsidiary, Dorotech, in the fourth quarter of 1997 and its Symmetrical Technologies, Inc., subsidiary in 1996. During 1995, the Company disposed of the following operations: Hunt Valley Division (formerly NSI, Inc.), Network Imaging (UK Holdings) Limited, Microsouth, Inc., Tekgraf, Inc., P E Systems, Inc., WildSoft Division, and IBZ Digital Production AG.

Employees

         The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry and particularly in the Washington, DC metropolitan area. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future.

         None of the Company's employees are represented by a labor union. The Company has experienced no work stoppage and believes that its employee relations are good.

         At January 31, 1999, the Company employed 210 people.

Directors and Executive Officers of the Company


     Name                   Age                       Position

James J. Leto (2)           55          Chief Executive Officer and Chairman of
                                        the Board

Thomas A. Wilson            59          President, Chief Operating Officer

Jorge R. Forgues            43          Senior Vice President of Finance and
                                        Administration, Chief Financial Officer
                                        and Treasurer

Brian H. Hajost             42          Executive Vice President, Corporate
                                        Development

Richard G. McMahon          54          Senior Vice President of Professional
                                        Services

Robert P. Bernardi (2)      46          Director and Secretary

John F. Burton (1)(2)       47          Director

C. Alan Peyser              65          Director

Michael J. Smith (1)        40          Director

---------------------------------


(1)      Member of the Audit Committee.


(2)      Member of the Compensation Committee.


         James J. Leto became Chief Executive Officer and a Director of the Company in May 1996 and became Chairman of the Board in June 1997. Mr. Leto served as the Chairman and Chief Executive Officer of PRC Inc., an information technology company ("PRC"), from January 1993 to February 1996, and prior thereto in various capacities as an executive officer of that company. From
January 1989 until February 1992, Mr. Leto served as the Vice President and General Manager of AT&T Federal Systems Computer Division, a division of AT&T charged with developing a major system integration and computer presence in the federal marketplace. Mr. Leto first joined AT&T in November 1977. Mr. Leto is a director of Government Technology Systems, Inc and Federal Sources.

         Thomas A. Wilson became President and Chief Operating Officer of the Company in September 1998. Mr. Wilson joined TREEV from Seer Technologies, Inc. ("Seer"), a $100 million software and services company based in Cary, North Carolina, where he had served as President and CEO since August 1996. At Seer, Mr. Wilson managed 700 employees at locations in 24 countries. Mr. Wilson continues to serve as a Director of Seer. Prior to Seer, Mr. Wilson was President and CEO of Viewstar Corporation, a $30 million document management software company, which was acquired by Mosaix. Mr. Wilson has also served in managerial capacities at Oracle Corporation, initially as head of its OEM group, and later as Vice President and General Manager of Oracle's federal division.

         Jorge R. Forgues became Chief Financial Officer, Vice President of Finance and Administration and Treasurer of the Company in April 1996. In January 1997, Mr. Forgues was promoted to Senior Vice President. From October 1993 through April 1996, he served as the Vice President of Finance & Administration and Chief Financial Officer of Globalink, Inc., a computer software developer that offered foreign language translation software. From July 1992 to September 1993, Mr. Forgues served as Director of Accounting at Spirit Cruises, Inc., and from June 1987 to June 1992 he served as the Vice President of Finance of Best Software, Inc., a computer software developer. Mr. Forgues is a director of On-Site Sourcing Incorporated.

         Brian H. Hajost joined the Company in March 1996, was appointed Senior Vice President of Integrated Products in April 1996, was appointed Senior Vice President of Marketing in May 1997, was appointed Senior Vice President of Sales in May 1998 and became Executive Vice President, Corporate Development in January 1999. From 1985 to 1996, Mr. Hajost was with Checkfree Holdings, Corp. (formerly Servantis Systems, Inc.) where he served in various capacities including Securities Products Group Regional Manager, Securities Products Group Regional Director Banking Sales, Securities Product Group Vice President Sales Manager, Imaging Technologies Group Vice President Sales and Marketing, and Imaging Technologies Group Senior Vice President Business Unit Manager.

         Richard G. McMahon joined the Company in April 1997 as Vice President of Government Systems. He was promoted to Senior Vice President of Professional Services effective February 1, 1998. From 1992 to 1997, Mr. McMahon was Vice President and Managing Partner of NCR Corporation's government sector professional services business. From 1982 to 1991, he was with AT&T where he served in various senior management and marketing positions.

         Robert P. Bernardi has been a Director of the Company (and its predecessor) since its inception. He was a co-founder of the Company. Mr.
Bernardi is the founder and Chief Executive Officer of Musicmaker.com. Mr. Bernardi served as President of the Company from inception to February 1995, as Chief Executive Officer from inception to May 1996, and Chairman of the Board of Directors from September 1995 to June 1997. From 1988 to 1990, Mr. Bernardi was an independent consultant in the document imaging and telecommunications fields. From March 1984 to December 1987, Mr. Bernardi was Chairman and Chief Executive Officer of Spectrum Digital Corporation, a publicly held telecommunications equipment manufacturing company, with overall management responsibilities including marketing, sales, engineering and finance.

         John F. Burton was appointed to the Board of Directors in September 1995. Mr. Burton is Managing Director of Updata Capital, Inc., a mergers and acquisitions investment bank, a position he has held since 1997. From October 1996 to February 1997, he was President of Burton Technology Partners. From August 1995 to September 1996, he was President and Chief Executive Officer of Nat Systems, Inc. From 1984 to 1995, Mr. Burton served in various executive capacities at Legent Corporation including President, Chief Executive Officer and Director. Mr. Burton is a member of the Board of Directors of Banyan Systems Corporation, Axent Technologies, Netrix Corporation and MapInfo Corporation.

         C. Alan Peyser became a Director of the Company in May 1996. Mr. Peyser was appointed President and Chief Executive Officer of Cable & Wireless, Inc., in October 1996. From September 1995 to October 1996, Mr. Peyser served as a consultant to Cable & Wireless, Inc. He is also currently President of Country Long Distance Corporation and a member of the Board of Directors of Transworld Communications, TCI International, Inc., Spaceworks and 1010web. Mr. Peyser previously served as the Chief Executive Officer and President of Cable & Wireless, Inc. from 1980 through September 1995.

         Michael J. Smith became a Director of the Company in March 1999. Mr. Smith has over fourteen years experience in the securities industry specializing in finance for middle market and emerging growth companies. He currently serves as an investment banker for Brill Securities (member: NYSE), a small New York investment firm. Previously, Mr. Smith served as President of Stanhope Capital, Inc., a New York based venture capital firm, as well as a Managing Director of Condor Ventures, Inc., a Stamford Connecticut based venture capital firm. In addition to investment banking, Mr. Smith has served as an outside business consultant to numerous private emerging growth companies.

ITEM 2.  PROPERTIES

         As of January 31, 1999, the Company leased 25,600 square feet for administrative, marketing and product development and support facilities at its headquarters in Herndon, Virginia, pursuant to a lease which expires in the year 2000. The Company also leases an aggregate of approximately 55,000 square feet of similar facilities at other offices near Atlanta, Georgia; Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; Los Angeles, California; Minneapolis, Minnesota; New York, New York; Orlando, Florida; San Francisco, California; and San Jose, California. The Company's current rent expense under real property leases on an annual basis is approximately $1.0 million. The Company owns no real property and has no plans to purchase any real property for either commercial or investment purposes in the foreseeable future. The Company believes that its facilities are adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

         The Company held a Special Meeting of Stockholders on December 9, 1998 at which the stockholders: (1) approved the issuance of shares of the Company's Common Stock issuable in connection with the Company's Series N Convertible Stock and on exercise of warrants to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share under Nasdaq Rule 4460(i)(1)(D); and (2) approved an amendment to the Restated Certificate of Incorporation of the
Company to effect a one-for-four reverse stock split of the Company's outstanding Common Stock.

         In connection with the approval of the issuance of shares and warrants with the Series N Convertible Stock, 10,476,162 shares were voted in favor of the proposal, 1,311,428 were voted against, and 156,307 abstained.

         With respect to the approval of the amendment to the Company's Restated Certificate of Incorporation, 23,501,524 were voted in favor of the proposal, 3,111,440 were voted against, and 140,868 abstained.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol TREV. The Company also has outstanding redeemable common stock purchase warrants (the "Warrants") that are traded on the Nasdaq National Market under the symbol TREVW, and Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") that is traded on the Nasdaq National Market under the symbol TREVP. The following table indicates the high and low sales prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions).

  PERIOD                                       HIGH       LOW
  1997     -First Quarter                      14         10 1/4
           -Second Quarter                     11 5/8      6 3/4
           -Third Quarter                       8 1/8      5
           -Fourth Quarter                      7          3 1/8

  1998     -First Quarter                       6 1/8      3 1/2
           -Second Quarter                      4 3/4      3 1/4
           -Third Quarter                       3 7/8      2 1/2
           -Fourth Quarter                      3          1 7/16

  1999     -First Quarter                       4 9/32     1 5/8
            (through February 26)

         The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. As a result of the approval and adoption of the Certificate of Amendment to Certificate of Designation of the Series A Stock, effective May 1, 1997, the Company was no longer obligated to make any cash dividend payments to the Series A stockholders. In addition, commencing January 1, 1998, Series A stockholders receive an annual dividend of $.84 per share, accumulating quarterly, payable in Common Stock or cash, at the Company's option.

         As of February 26, 1999, the Company had approximately 387 record holders of its Common Stock, and based on information supplied by certain of such record holders, the Company estimates that as of such date there were approximately 7,700 beneficial owners of its Common Stock.

         On December 29, 1998, the Company issued 3,898,940 shares of Common Stock to two investors upon the conversion of 1,559,576 shares of Series N Convertible Preferred Stock held by the investors. The shares of stock were issued in reliance upon Regulation D under the Securities Act of 1933, and the Company received no cash proceeds from the conversion.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial data for the five years ended December 31, 1998. The statement of operations data for each of the five years ended December 31, 1998 and the balance sheet data as of those dates have been derived from the consolidated financial statements of the Company. The consolidated financial statements for each of the three years ended December 31, 1998 have been audited by Ernst & Young LLP. The consolidated financial statements for each of the two years ended December 31, 1995 have been audited by other independent auditors. The financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.



                          Statement of Operations Data
                      (in thousands, except share amounts)

                                                               Year Ended December 31,
                                      ------------------------------------------------------------------------------
                                          1998           1997            1996           1995             1994
                                          ----           ----            ----           -----            ----
Revenue                                 $28,202         $35,806         $39,477        $69,151         $67,028
Net loss                                 (7,344)        (11,339)        (17,341)       (24,963)        (39,625)
Net loss applicable  to
Common shares                            (8,692)        (14,310)        (21,071)       (34,896)        (44,121)
Net loss per common share                $(1.12)         $(2.27)         $(4.08)        $(9.64)        $(14.24)
                                         =======         =======         =======        =======        ========
Net loss per common share -
    Assuming dilution                    $(1.12)         $(2.27)         $(4.08)        $(9.64)        $(14.24)
                                         =======         =======         =======        =======        ========



                               Balance Sheet Data
                      (in thousands, except share amounts)
                                                               Year Ended December 31,
                                      ------------------------------------------------------------------------------
                                           1998           1997            1996            1995            1994
                                           ----           ----            ----            ----            ----
Total assets                             $19,522         $26,860        $36,778         $49,964         $71,871
Working capital                            2,516           9,980          9,893          13,454          17,513
Long-term debt                                43           1,108             88           1,264           2,533
Redeemable preferred stock                  -              6,548          9,857          15,478          14,609
Stockholders' equity                       7,530           7,969         11,717          10,185          25,156



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.

Forward Looking Statements and Certain Risk Factors

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations made in the Company's forward looking statements in this Annual Report or elsewhere. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, specifically any Current Reports on Form 8-K filed by the Company. Some risks and uncertainties of the Company that should be considered by the reader include:

         The adverse results of operations that the Company has experienced have been declining, and the Company's operating results were profitable during the last quarter of 1998. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future.

         The Company has had net losses in each period of its operations since its inception, except for two quarters including the most current one, and it had an accumulated deficit at December 31, 1998 of $131.8 million.

         The computer industry, including the information access, document management, imaging and optical disk storage segments, is highly competitive, and is characterized by rapid and continuous technological change. The Company's future profitability will depend on, among other things, market acceptance of the Company's products and on the Company's ability to develop in a timely fashion enhancements to existing products or new products. There can be no assurance that the Company will be able to market successfully its current products, develop and market enhancements to existing products or introduce new products.

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

         Total revenue was $28 million in 1998, $36 million in 1997 and $39 million in 1996. The decrease in total revenue in 1998 over 1997 of $7.6 million, or 21%, resulted primarily from a decrease in service revenue of $6.1 million, or 35%, and a decrease in product revenue of $1.5 million, or 8%. The decrease in total revenue in 1997 over 1996 of $3.7 million, or 9%, resulted primarily from a decrease in service revenue of $3.6 million or 17%.

         The decrease in product revenue in 1998 over 1997 was attributable to an increase of $2.1 million, or 14%, in comparative company revenues, offset by a decrease of $3.6 million due to the disposition in 1997 of the Company's subsidiary in France ("Dorotech"). Although reported product revenue remained unchanged in 1997 over 1996, product revenue decreased $3.4 million due to the Divestitures and increased $3.4 million from the Company's continuing operations.

         The decrease in service revenue in 1998 over 1997 of $6.1 million was a result of a $7.7 million decrease due to the disposition of Dorotech, offset by a $1.6 million, or 16%, increase in comparative company revenues. The decrease in service revenue in 1997, compared to 1996, of $3.6 million was attributable to the Divestitures which reduced service revenue by $5.1 million, offset by an increase of $1.5 million in the Company's continuing service operations. The increase in comparative company service revenue in 1998 and 1997 was attributable to increased staffing and continued management emphasis on the professional services business.

Due to the collapse and delayed recovery of the Asian financial market, one of TREEV's customers in Malaysia was unable to fulfill the original payment terms of its agreement with the Company. In order to comply with standard accounting rules, the Company reversed the revenue associated with the agreement in the amounts of $841,000 in the second quarter of 1998 and $1,659,000 in the third quarter of 1998, thereby decreasing revenue in those quarters. Accordingly, in March 1999, the Company filed amendments to its quarterly reports on Form 10-Q for the second and third quarters of 1998.

         Profit Margins. Profit margins for product sales continued to improve in 1998 over 1997 from 54% to 59% as the cost of products sold decreased from 46% to 41% of sales. Profit margins for product sales improved in 1997 over 1996 from 46% to 54% as the cost of products sold decreased from 54% to 46% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software products and the disposition in 1997 of Dorotech which had a 74% cost of products sold.

Profit margins for service sales increased in 1998 over 1997 from 22% to 32% as the cost of services decreased from 78% to 68% of sales. The increase in service sales margins was due to the Company's continued emphasis on its custom development and professional services. Profit margins for service sales decreased in 1997 over 1996 from 25% to 22% as the cost of services increased from 75% to 78% of sales. The decrease in service sales margins was attributable to declines at the Company's former French subsidiary during the first three quarters of 1997.

         Product Development. The Company's expenditures on software research and development activities ("R&D") in 1998 were $5.4 million, of which $1.6 million was capitalized and $3.8 million was expensed. The $500,000 decrease in R&D expenditures was attributable to the Company's 1997 disposition of Dorotech, which reduced R&D expenditures by $800,000, offset by a $300,000 increase in comparative Company R&D expenses. The Company's expenditures on software R&D activities in 1997 were $5.9 million, of which $1.5 million was capitalized and $4.4 million was expensed. The Company's expenditures on software R&D in 1996 were $7.3 million, of which $2.0 million was capitalized and $5.3 million was expensed. The $1.4 million decrease in R&D expenditures is attributable to the Company's 1996 plan to consolidate various product development groups into a common product development organization operating under a single senior manager.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $15.6 million, or 55% of revenue, in 1998, $20.3 million, or 57% of revenue, in 1997 and $24.6 million, or 62% of revenue, in 1996. The decrease in 1998 compared to 1997 of $4.7 million, or 23%, was the result of the Company's 1997 disposition of Dorotech, which accounted for a $3.6 million decrease in addition to a $1.1 million decrease in general and administrative expenses from continuing operations due to the Company's increased cost reduction efforts. The decrease in 1997 compared to 1996 of $4.4 million, or 18%, was the result of the Divestitures which accounted for a $3.1 million decrease in addition to a $1.3 million decrease from continuing operations due to the Company's cost reduction efforts.

         Exchange Fee and Gain on Sale of Asset, Net. During 1996, the Company paid a fee of $650,000 plus $80,000 of expenses in connection with the extension of the redemption date of the Company's Series F Preferred Stock. During 1996, the Company realized a $111,000 gain on the disposition of stock distributed to the Company by its medical insurance provider.

         Restructuring Costs. During the second quarter of 1998, the Company committed to a Restructuring Plan ("the 1998 Plan") and incurred a charge of $1.5 million (See Note 10 to the Consolidated Financial Statements). Under the 1994 Restructuring Plan, the Company incurred a net change in estimate of $175,000 in 1996.

         Interest Income (Expense), Net. Net interest expense was $56,000 in 1998 and $286,000 in 1997. Net interest income was $309,000 in 1996. The $230,000 decrease in interest expense was attributable primarily to the line of credit with a stockholder drawn on during 1997 which was converted into equity at the end of 1997 and the beginning of 1998. The interest income in 1996 was primarily attributable to the interest earned for the cash received from the offerings done during the first three quarters of 1996.

         Income Taxes. The Company incurred an income tax benefit of $68,000 in 1996 as a result of the net operating losses generated by Dorotech's operations offset by a decrease in Dorotech's net deferred tax liabilities.

         Net Loss. The Company's net loss was $7.3 million in 1998, $11.3 million in 1997 and $17.3 million in 1996. The $4.0 million decrease in net loss between 1998 and 1997 was due to the $4.7 million decrease in SG&A expenses and the $600,000 decrease in product development expenses, offset by the $1.5 million restructuring costs. The $6.0 million decrease in net loss between 1997 and 1996 was due to the $4.4 million reduction in SG&A expenses, the $900,000 reduction in product development expenses and the loss on the sale of subsidiary in 1996.

         The entities divested in 1997 and 1996 contributed a net loss of approximately $840,000 and $2.1 million, respectively, in each of those years.

         Net Loss Applicable to Common Shares. Net loss applicable to common shares includes adjustments for accrued and imputed dividends related to the Company's preferred stock. The net loss applicable to common shares was $8.7 million, or $1.12 per share, in 1998; $14.3 million, or $2.27 per share, in 1997 and $21.1 million, or $4.08 per share, in 1996. The decrease in 1998 over 1997 was primarily attributable to the decrease in net loss described above. The decrease in 1997 over 1996 was attributable to the decrease in net loss described above and the reduction in preferred stock dividends of $2.3 million. The imputed dividends of $1.5 million recognized during 1997 were non-cash and related to the below market conversion feature of the Company's Series K and L Preferred Stock. The $2.3 million reduction in accrued dividends related primarily to the amendment to the Company's Series A Preferred Stock. See Note 8 to the Consolidated Financial Statements.

The following pro forma statements of operations represent the Company's continuing operations and exclude the results of the Divested Businesses, the gain and loss recorded on the sales of subsidiaries and other one time charges that are not representative of the Company's continuing operations:

                                                  Year Ended December 31,
                                        (in thousands, except per share amounts)

                                              1998         1997         1996
                                            --------     --------     --------

Revenue                                     $ 28,202     $ 24,486     $ 19,706

Cost of sales                                 14,618       13,609       11,797
                                            --------     --------     --------

Gross profit                                  13,584       10,877        7,909

Gross profit as % of sales                        48%          44%          40%

Selling, general and administrative           15,579       16,700       17,921

Product development                            3,788        3,856        4,152

Other income (expense)                           (56)        (312)         287
                                            --------     --------     --------

Operating loss                                (5,839)      (9,991)     (13,877)

Accrued dividends                             (1,348)      (1,435)      (3,730)

Imputed Accrued dividends                       --         (1,536)        --
                                            --------     --------     --------

Net loss applicable to common shares        $ (7,187)    $(12,962)    $(17,607)
                                            ========     ========     ========

Net loss per common share                   $  (0.93)    $  (2.06)    $  (3.41)
                                            ========     ========     ========

Net loss per common share
 - assuming dilution                        $  (0.93)    $  (2.06)    $  (3.41)
                                            ========     ========     ========

Weighted average shares                        7,768        6,301        5,170
                                            ========     ========     ========


Liquidity and Capital Resources

         As of December 31, 1998, the Company had $1.6 million in cash and cash equivalents compared to $3.8 million in cash and cash equivalents at December 31, 1997. Net working capital decreased to $2.5 million at December 31, 1998 from $10.0 million at December 31, 1997.

         At December 31, 1998, the Company had outstanding debt of $385,000, $342,000 of which is due within one year. This compares with debt of $3.6 million at December 31, 1996, $2.5 million of which was due within one year. The decrease in debt of $3.2 million primarily arose from the conversion of the Company's line of credit with a stockholder into equity and the repayment of the Company's 8% Convertible Notes during 1998. See Note 7 to the Consolidated Financial Statements.

         For 1998, the $2.2 million decrease in cash and cash equivalents resulted from a $4.5 million use of cash from operating activities, $5.0 million provided by investing activities and $2.7 million used in financing activities. The $4.5 million use of cash in operating activities arose primarily from the $7.3 million loss from operations offset by $2.3 million in depreciation and amortization charges. The $5.0 million provided by investing activities arose from the proceeds of business divestitures, offset by capitalized software development costs and the purchase of fixed assets. The $2.7 million in cash used in financing activities arose primarily from the $4.3 million proceeds from the issuance of Common Stock and the $9.7 million proceeds from the issuance of Convertible Preferred Stock, offset by payments of $13.6 million to redeem portions of the Company's Preferred Stock, $1.7 million to redeem a portion of the Company's convertible debentures, Preferred Stock dividends of $700,000 and net payments in capital leases of $700,000.

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

         As a result of stock offerings in 1998, the Company received net proceeds of approximately $14.0 million before offering costs of approximately $1.0 million. Under the offerings, the Company issued 1,334,625 shares of Common Stock and 1,560,576 shares of Preferred Stock. The net proceeds of the offerings were used to redeem the Company's Preferred Stock and for working capital purposes.

         As a result of stock offerings in 1997, the Company received net proceeds of approximately $9.3 million before offering costs of approximately $1.4 million. Under the offerings, the Company issued 43,723 shares of Common Stock and 10,550 shares of Preferred Stock. The net proceeds of the offerings were used for working capital purposes.

         At December 31, 1998, the annual dividend requirements on the Company's Series A Preferred Stock is $0.84 per share annually, payable quarterly, in cash or common stock at the Company's discretion. Dividends on the Company's Series M and M1 Preferred Stocks are payable in cash or common stock, at the Company's election.

         During February 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate of prime plus 2%. The agreement shall remain in effect until February 28, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets.

         The adverse results of operations which the Company has experienced have been declining and the Company's operating results were profitable during the last quarter of 1998. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that its existing cash, cash flows from operations and availability under its line of credit should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4.0 million, which is required for continued inclusion of the Company's securities on the Nasdaq National Market. Anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV Suite of products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of equity securities and/or further reductions of operating expenses (such as travel, marketing, consulting and salaries).

         Nasdaq announced new listing requirements on February 23, 1998 for continued inclusion on the Nasdaq National Market. Specifically, Nasdaq
requires, effective February 23, 1998, that common and preferred stock trading on its National Market continuously have a minimum bid price of $1.00. At times in 1997 and 1998, the Company's Common Stock had a minimum bid price below $1.00 before the one-for-four reverse stock split in December 1998. The Company's Preferred Stock has consistently traded with a minimum bid price of over $1.00. Although the Company's Common Stock is currently trading with a minimum bid price above $1.00, there can be no assurance that the Company's Common Stock will continue to trade with such a minimum bid price. In the event that the Company's Common Stock has a minimum bid price below $1.00, the Company believes it can propose and effect a plan to achieve compliance; however, there can be no assurance that the Company will be able to stay in compliance with the Nasdaq requirement. While the Company believes that it can continue to meet the requirements of the Nasdaq Stock Market, any ability to trade on a national exchange could adversely impact the value of the Company's stock.


ITEM 8.  FINANCIAL STATEMENTS

                  The Financial Statements appear at pages F-1 to F-29.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

                  For information regarding directors and executive officers of the Company, see the information appearing under the caption "Executive Officers" in Part I, Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 8, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 8, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 8, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) and (2) List of Financial Statements and Financial Statement Schedules

    The Following consolidated financial statements of TREEV, Inc. are included in Item 8:

       Consolidated Balance Sheet as of December 31, 1998 and 1997
       Consolidated Statements of  Operations for  the years  ended December 31,
         1998, 1997 and 1996
       Consolidated Statements of Changes in Stockholders' Equity  for the years ended December 31, 1998,  1997 and  1996
       Consolidated  Statements of  Cash Flows for the  years ended December 31,
         1998, 1997 and 1996
       Notes to Consolidated Financial Statements

                                     III-1

    The following consolidated financial statement schedule of TREEV, Inc. is included in Item 14(d):

                  Schedule II - Valuation and Qualifying Accounts

         (3) Exhibits. The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.       Description

2.9 Agreement and Plan of Reorganization by and among the Company, Dorotech France SA and the stockholders of Dorotech France SA dated August 30, 1993 with the amendments thereto dated September 29, 1993 and October 1, 1993 (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K relating to such Agreement and Plan of Reorganization filed October 13, 1993).

2.26 Agreement for the Purchase and Sale of Assets of Symmetrical Technologies, Inc. as of September 30, 1996 (incorporated by reference to Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

2.27 Share sale and Purchase Agreement between Network Imaging Corporation and Systems Engineering Reinhardt S.A.R.L. dated December 10, 1997.

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (Registration No. 333-36417) filed December 5,1997).

3.1.1 Certificate of Amendment to Certificate of Incorporation of TREEV, Inc. as of January 15, 1999.

3.2 Certificate of Ownership and Merger merging TREEV, Inc. into Network Imaging Corporation filed in Delaware on May 5, 1998 (incorporated by reference to Exhibit 3.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

3.3       Restated  Bylaws as of May 17,  1996  (Incorporated  by  reference  to
          Exhibit 3.11 to Amendment No. 1 to the Company's Form 10-Q for the quarterly period ended June 30, 1997).

3.4 Certificate of Designations for Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 7, 1993 (incorporated by reference to Exhibit 3.1c to the Company's registration statement on Form SB-2 (Registration No. 33-73164) filed December 20, 1993).

3.5 Certificate of Amendment to Certificate of Designations of Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 31, 1997 (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.6 Certificate of Designations, Preferences and Rights of Series M Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 7, 1998 (incorporated by reference to
          Exhibit 3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                                     III-2

3.7 Certificate of Correction filed to Correct a Certain Error in the Certificate of Amendment to Certificate of Designations of Series A Cumulative Convertible Preferred Stock (filed on December 31, 1997) filed with the Secretary of State of the State of Delaware on January 13, 1998 (incorporated by reference to Exhibit 3.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1997).

3.8 Certificate of Designations, Preferences and Rights of Series M1 Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 22, 1998 (incorporated by reference to
          Exhibit 3.15 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

3.9 Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock (incorporated by reference to Exhibit 3.35 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

4.1       Specimen Common Stock Certificate.

10.1 Securities Purchase Agreement between Network Imaging Corporation and Fred Kassner dated as of December 29, 1997 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2 Securities Purchase Agreement between TREEV, Inc. and Fred Kassner as of June 30, 1998 (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1998).

10.3 Securities Purchase Agreements between TREEV, Inc. and Horace T. Ardinger, Jr., Ardinger Family Partnership, Baker Family Trust, and the Adkins Family Trust as of September 30, 1998 (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

21        Subsidiaries.

27.1      Financial Data Schedules for the year ended December 31, 1998.


         b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during or relating to the fourth quarter of 1998:

              None

         c)   The exhibits are listed in Items 14(a)(3)

         d) Financial Statement Schedules:

              Schedule II           Valuation and Qualifying Account


                                     III-3

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on March 31, 1999.

                                       TREEV, INC.


                                       By: /s/ James J. Leto
                                           -----------------------
                                           James J. Leto
                                           Chairman and Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                              Date

/s/ James J. Leto
James J. Leto               Chairman of the Board and             March 31, 1999
                            Chief Executive Officer
/s/ Thomas A. Wilson
Thomas A. Wilson            President and Chief Operating         March 31, 1999
                            Officer

/s/ Jorge R. Forgues
Jorge R. Forgues            Senior Vice President of Finance      March 31, 1999
                            and Administration, Chief
                            Financial Officer

/s/ Robert P. Bernardi
Robert P. Bernardi          Director and Secretary                March 31, 1999

/s/ John F. Burton
John F. Burton              Director                              March 31, 1999

/s/ C. Alan Peyser
C. Alan Peyser              Director                              March 31, 1999

/s/ Michael J. Smith
Michael J. Smith            Director                              March 31, 1999

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Report of Ernst & Young LLP, Independent Auditors                      F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997           F-3

Consolidated Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996                              F-4

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 1998, 1997 and 1996          F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                              F-6

Notes to Consolidated Financial Statements                             F-7

                Report of Ernst & Young LLP, Independent Auditors



Board of Directors
TREEV, Inc.

We have audited the accompanying consolidated balance sheets of TREEV, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TREEV, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Fairfax, Virginia
March 22, 1999

                          TREEV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                               December 31,
                                                            1998         1997
                                                         ---------    ---------
                                 ASSETS
Current assets:
   Cash and cash equivalents                             $   1,645    $   3,816
   Accounts and notes receivable, net                       11,419        8,569
   Note receivable                                            --          7,000
   Inventories                                                 911          722
   Prepaid expenses and other                                  490        1,108
                                                         ---------    ---------
        Total current assets                                14,465       21,215
Fixed assets, net                                            1,578        2,165
Long-term notes receivable, net                                 47          378
Software development costs and
 purchased technology, net                                   2,978        2,490
Goodwill, net                                                  332          499
Other assets                                                   122          113
                                                         ---------    ---------
          Total assets                                   $  19,522    $  26,860
                                                         =========    =========

                   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and
     obligations under capital leases                    $     342    $   2,479
    Accounts payable                                         2,327        2,037
    Accrued compensation and expenses                        1,448        1,135
    Deferred revenue                                         5,887        3,334
    Other accrued expenses                                   1,945        2,250
                                                         ---------    ---------
          Total current liabilities                         11,949       11,235

Long-term debt and obligations under
 capital leases                                                 43        1,108
          Total liabilities                                 11,992       12,343
Commitments
Redeemable Series F preferred stock,
 0 shares and 792,186 shares issued
 and outstanding at December 31,
 1998 and 1997                                                --          6,548
Stockholders' equity:
 Convertible preferred stock,
  $.0001 par value, 20,000,000 shares
  authorized; 1,610,025 and 1,615,575
  shares issued and outstanding at
  December 31, 1998 and 1997                                  --           --
 Common stock, $.0001 par value,
  100,000,000 shares authorized;
  12,367,888 and 6,559,047 shares
  issued and outstanding at
  December 31, 1998 and 1997                                     1            1
 Additional paid-in-capital                                139,310      132,405
 Accumulated deficit                                      (131,781)    (124,437)
                                                         ---------    ---------
          Total stockholders' equity                         7,530        7,969
                                                         ---------    ---------
          Total liabilities and
           stockholders' equity                          $  19,522    $  26,860
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                          TREEV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,
               (In thousands, except share and per share amounts)




                                         1998           1997            1996
                                      -----------    -----------    -----------

Revenues:
  Products                            $    16,813    $    18,310    $    18,336
  Services                                 11,389         17,496         21,141
                                      -----------    -----------    -----------
                                           28,202         35,806         39,477
                                      -----------    -----------    -----------
Costs and expenses:
  Cost of products sold                     6,894          8,383          9,953
  Cost of services provided                 7,724         13,625         15,901
  Product development                       3,788          4,428          5,342
  Selling, general and
   administrative                          15,579         20,263         24,634
  Sale of subsidiaries and
   other, net                                --              160            921
  Exchange fee and gain on
   sale of asset, net                        --             --              619
  Restructuring costs                       1,505           --             (175)
                                      -----------    -----------    -----------
                                           35,490         46,859         57,195
                                      -----------    -----------    -----------
Loss before interest (expense)
 income and income taxes                   (7,288)       (11,053)       (17,718)
  Interest (expense) income, net              (56)          (286)           309
                                      -----------    -----------    -----------
Loss before income taxes                   (7,344)       (11,339)       (17,409)
  Income tax benefit                         --             --              (68)
                                      -----------    -----------    -----------
Net loss                                   (7,344)       (11,339)       (17,341)
                                      -----------    -----------    -----------

Preferred stock dividends
  Accrued dividends                        (1,348)        (1,435)        (3,730)
  Imputed dividends                          --           (1,536)          --
                                      -----------    -----------    -----------
Net loss applicable to
 common shares                        $    (8,692)   $   (14,310)   $   (21,071)
                                      ===========    ===========    ===========

Net loss per common share             $     (1.12)   $     (2.27)   $     (4.08)
                                      ===========    ===========    ===========

Weighted average shares
 outstanding                            7,768,329      6,301,464      5,170,424
                                      ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                          TREEV, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
                      (In thousands, except share amounts)

                                                                                  Additional
                                        Preferred Stock         Common Stock        paid-in    Accumulated   Translation
                                          Shares    Amt.       Shares     Amt.      capital     Deficit       Adjustment    Total
                                       -------------------  -------------------   ----------  ------------  ------------- ----------

Balance December 31, 1995                1,605,228  $  --     4,659,307     $ 1    $ 105,067   $ (95,757)         $ 875    $ 10,186

Issuance of common stock,
 net of offering costs of $376                                  475,622                6,149                                  6,149
Issuance of preferred stock,
 net of offering costs of $209               1,100                                    10,791                                 10,791
Issuance of warrants for line
 of credit                                                                               192                                    192
Buy-back adjustment of Redeemable
 Series F preferred stock                                                              5,962                                  5,962
Conversion of preferred stock                 (653)             589,225                                                         --
Accretion of preferred stock                                                            (341)                                  (341)
Dividends on preferred stock                                                          (3,389)                                (3,389)
Translation adjustment                                                                                             (491)       (491)
Net loss                                                                                         (17,341)                   (17,341)
                                                                                                                           ---------
Total Comprehensive Income                                                                                                  (17,832)
                                       -------------------  -------------------   ----------  ------------  -------------  ---------
Balance December 31, 1996                1,605,675     --     5,724,153       1      124,431    (113,098)           384      11,718

Issuance of common stock upon
 exercise of warrants                                             5,833                   23                                     23
Conversion of preferred stock                 (650)             755,028                                                         --
Conversion of convertible notes                                  30,310                   98                                     98
Issuance of preferred stock,
 net of offering costs of $2,379            10,550                                    10,220                                 10,220
Issuance of common stock                                         43,723                  174                                    174
Issuance of warrants                                                                     430                                    430
Dividends on preferred stock                                                          (1,435)                                (1,435)
Imputed dividends on preferred stock                                                  (1,536)                                (1,536)
Translation adjustment                                                                                             (384)       (384)
Net loss                                                                                         (11,339)                   (11,339)
                                                                                                                           ---------
Total Comprehensive Income                                                                                                  (11,723)
                                       -------------------  -------------------   ----------  ------------  -------------  ---------
Balance December 31, 1997                1,615,575     --     6,559,047       1      132,405    (124,437)            --       7,969

Issuance of common stock,
 net of offering costs of $245                                1,334,625                4,319                                  4,319
Issuance of preferred stock,
 net of offering costs of $763           1,560,576                                    10,667                                 10,667
Conversion of preferred stock           (1,560,876)           4,388,620                                                         --
Redemption of preferred stock               (5,250)                                   (7,085)                                (7,085)
Issuance of warrants                                                                      15                                     15
Dividends on preferred stock                                                          (1,348)                                (1,348)
Issuance of common stock in
 payment of dividends                                            85,596                  337                                    337
Net loss                                                                                          (7,344)                    (7,344)
                                        -------------------  -------------------   ----------  ------------  ------------- ---------
Balance December 31, 1998                1,610,025  $  --    12,367,888      $ 1    $ 139,310  $(131,781)   $         --    $ 7,530
                                        ===================  ===================   ==========  ============  ============= =========

   The accompanying notes are an integral part of these financial statements.

                          TREEV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                 (In thousands)


                                                 1998        1997        1996
                                               --------    --------    --------
Cash flows from operating activities:
 Net loss                                      $ (7,344)   $(11,339)   $(17,341)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                  2,307       4,464       5,793
   Restructuring costs                              827        --          (175)
   (Gain) loss on closure and
    sale of subsidiaries                           --          (266)        921
   Other gains and losses, net                       33         426        --
   Realized (gain) on sale of
    short-term investments                         --          --          (108)
   Changes in assets and liabilities:
    Accounts and notes receivable                (2,884)     (3,604)      1,871
    Inventories                                    (189)          4         313
    Prepaid expenses and other                      199         325         937
    Accounts payable                                291       1,626      (3,353)
    Accrued expenses                               (316)      1,217          54
    Deferred revenue                              2,553         462        (449)
    Deferred income taxes                          --            15        (246)
                                               --------    --------    --------
Net cash used in operating activities            (4,523)     (6,670)    (11,783)
                                               --------    --------    --------

Cash flows from investing activities:
 Sale of short-term investments                    --          --           111
 Software development costs and
  purchased technology                           (1,587)     (1,454)     (1,979)
 Purchases of fixed assets                         (712)       (888)     (1,068)
 Cash received from business
  divestitures and related costs                  7,328          46         299
                                               --------    --------    --------
Net cash provided by (used in)
 investing activities                             5,029      (2,296)     (2,637)
                                               --------    --------    --------

Cash flows from financing activities:
 Proceeds from issuance of common stock,
  net                                             4,319         162       6,149
 Proceeds from issuance of preferred
  stock, net                                      9,667       5,122      10,791
 Cash dividends paid on preferred stock            (674)     (1,779)     (3,210)
 Proceeds from borrowings                          --         6,861        --
 Redemption of  Redeemable Series F
  preferred stock                                (6,548)     (3,500)       --
 Redemption of convertible preferred
  stock                                          (7,085)       --          --
 Redemption of convertible notes                 (1,700)       --          --
 Proceeds from sale and leaseback of
  fixed assets                                     --          --           196
 Principal payments on capital lease
  obligations                                      (656)     (1,126)       (913)
 Principal payments on debt                        --          (421)       (270)
                                               --------    --------    --------
Net cash (used in) provided by
 financing activities                            (2,677)      5,319      12,743
                                               --------    --------    --------

Effect of exchange rate changes on
 cash and cash equivalents                         --          (138)        (81)
Net decrease in cash and cash
 equivalents                                     (2,171)     (3,785)     (1,758)
Cash and cash equivalents at
 beginning of year                                3,816       7,601       9,359
                                               --------    --------    --------
Cash and cash equivalents at
 end of year                                   $  1,645    $  3,816    $  7,601
                                               ========    ========    ========

Supplemental Cash Flow Information:
 Interest paid                                 $    207    $    629    $    278

   The accompanying notes are an integral part of these financial statements.

                                   TREEV, Inc.
                   Notes To Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

         TREEV, Inc. ("TREEV" or the "Company") is a developer and marketer of document management software. Its flagship product line, the TREEV suite of software products, allows organizations to electronically capture, manage, store, and distribute large volumes of information. This information includes computer reports, engineering drawings, scanned images, office documents, photos, voice files and video clips.

The adverse results of operations that the Company has experienced have been declining, and the Company's operating results were profitable during the last quarter of 1998. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that its existing cash, anticipated cash flows from 1999 operations, and cash availability under its line of credit should provide sufficient resources to fund its activities in 1999. Anticipated cash flows from 1999 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV suite of products. Achievement of these objectives is subject to various risk factors related to, among other things: the need to use a two-step distribution channel involving system integrators; the long lead times in the sales cycle; the large dollar size of the average unit sale requiring high level customer authorizations; the large number of established and potential competitors in the marketplace; the fast pace of technology evolution related to the product suite; the newness of the Company's sales and marketing staff; and the evolving nature of the Company's sales and marketing strategies. The Company nevertheless believes that its sales and gross profit objectives are achievable in light of its recent divestitures of non-core business units, the successful installation of TREEV and enterprise report management products in several major contracts during 1998, the repositioning of its product lines, additions to the executive sales management, and the refocusing of sales and marketing resources. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as public or private offerings of equity securities; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, marketing, consulting and salaries); and other various courses of action.

                                   TREEV, Inc.
             Notes to Consolidated Financial Statements (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation --

The consolidated financial statements for fiscal years 1997 and 1996 include the accounts of TREEV, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Cash equivalents and short-term investments --

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

         Revenue recognition --

Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997 and was amended by Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 in 1998. The Company's revenue recognition policies and practices for software license fees are consistent with SOP 97-2 and SOP 98-4. Additionally, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9, which amends SOP 97-2 and is effective for transactions entered into beginning January 1, 2000. This pronouncement is not expected to materially impact the Company's revenue recognition practices.

The Company generates revenue through software license fees, hardware sales, and professional services. Revenues from software license fees are recognized upon shipment when collection is probable in accordance with the related contract. Revenue from hardware and software contracts with significant completion services involving technically difficult issues for the attainment of customer acceptance is recognized upon customer acceptance. Revenue from maintenance contracts is recognized ratably over the terms of the contract.

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

         Software development costs and purchased technology --

The Company capitalizes certain software development and enhancement costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," ("SFAS 86"). The Company capitalizes certain acquired software licenses (see
Note 4) which are incorporated into the Company's products. Amortization of software development and license costs is provided on an individual product basis over the estimated useful life of the products, which is principally three years, beginning when the related products are available for general release. Costs for research and development incurred prior to establishing technological feasibility of software products, or after their commercial release, are expensed in the period incurred. The Company periodically assesses capitalized software amounts and, when less than anticipated net realizable value, charges any such excess to expense.

         Goodwill --

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of businesses acquired is being amortized on a straight-line basis over seven years. Amortization expense in 1998, 1997 and 1996 was $166,000, $743,000 and $1.1 million, respectively. Accumulated amortization as of December 31, 1998 and 1997 was $837,000 and $671,000, respectively. The Company routinely evaluates recoverability of goodwill by comparing future undiscounted cash flows to the recorded carrying value to determine if a write-down is required. If a write-down were required, the Company would prepare a discounted cash flow analysis to determine the amount of the write-down.

         Concentration of Credit Risk --

Financial instruments that potentially subject the Company to significant concentrations of credit risk consists primarily of its cash equivalents, trade accounts and notes receivable. The Company periodically performs credit evaluations of customer's financial condition and generally requires no collateral.

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

         Foreign currency translation --

The functional currency of the Company's foreign operation was the applicable local currency. Consequently, for the operation outside the United States, assets and liabilities were translated into United States dollars using exchange rates in effect at the balance sheet date and revenues and expenses using the average exchange rate during the period. The gains and losses resulting from such translations are included as a component of stockholders' equity. Since the Company's French subsidiary operated only within France, exposure to foreign exchange risk was limited (See Note 5).

         Net loss per common share --

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS 128 requirements (See
Note 12).

         Stock Based Compensation --

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but with additional disclosure. The Company has adopted the disclosure provisions of SFAS 123 and accordingly the disclosure had no effect on the Company's financial position or results of operations (See Note
8).

         Comprehensive Income --

The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income.

         Segment Reporting --

The Company has adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), in fiscal year 1998 (See Note 13). SFAS 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources.

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

NOTE 2- RECEIVABLES

Receivables consist of the following (in thousands):
                                                            December 31,
                                                     --------------------------
                                                       1998              1997
                                                     --------          --------

Trade accounts receivable                            $ 11,638          $  8,586
Unbilled receivables                                       10                49
Notes receivable                                          902             2,329
Employee receivables                                       38               119
Other receivables                                          54                12
                                                     --------          --------
                                                       12,642            11,095
Allowance for uncollectible
 accounts receivable                                   (1,176)           (1,050)
Allowance for uncollectible
 notes receivable                                        --              (1,098)
                                                     --------          --------
                                                       11,466             8,947
Less current receivables, net                         (11,419)           (8,569)
                                                     --------          --------
Long term receivables, net                           $     47          $    378
                                                     ========          ========


The Company's notes receivable balance of $902,000 at December 31, 1998 included $377,000 of notes resulting from the divestitures of previously owned operating units made during 1996 (See Note 5) and $525,000 of notes receivable from former stockholders of a subsidiary acquired in 1994 (See Note 16).

During 1998, the Company exchanged a $1.1 million note receivable, which had been received from the sale of a previously owned subsidiary, for equity in the company that acquired the subsidiary. Previously, the note had been reserved in its entirety, and the Company has made a similar reserve on the equity received in the exchange.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following (in thousands):

                                                              December 31,
                                                         ----------------------
                                                           1998           1997
                                                         -------        -------
Computer and office equipment                            $ 3,685        $ 3,032
Furniture and leasehold improvements                         631            599
Furniture, fixtures and equipment
 under capital leases                                      3,429          3,297
                                                         -------        -------
                                                           7,745          6,928
Less:  Accumulated depreciation                           (6,167)        (4,763)
                                                         -------        -------
                                                         $ 1,578        $ 2,165
                                                         =======        =======

Depreciation and amortization expense related to fixed assets in 1998, 1997, and 1996 totaled $1.4 million, $1.8 million and $1.7 million, respectively. Included in these amounts are $530,000, $489,000 and $580,000 of amortization expense related to capital leases during 1998, 1997 and 1996, respectively.

NOTE 4- SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

Capitalized software development costs and purchased technology consists of the following (in thousands):

                                                             December 31,
                                                       ------------------------
                                                         1998             1997
                                                       -------          -------
Internally developed                                   $ 5,020          $ 4,604
Purchased technology                                      --                312
                                                       -------          -------
                                                         5,020            4,916
Less:  Accumulated amortization                         (2,042)          (2,426)
                                                       -------          -------
                                                       $ 2,978          $ 2,490
                                                       =======          =======


During 1998, 1997 and 1996, amortization of capitalized software development and license costs totaled $706,000, $1.6 million and $2.6 million, respectively, and was included in cost of products sold (See Note 10).

NOTE 5 - DIVESTITURES OF BUSINESSES

During the fourth quarter of 1997, the Company sold the stock of Dorotech, SA. ("Dorotech") a wholly owned subsidiary of the Company, in a transaction that resulted in a $266,000 gain. The Company received as consideration a promissory note totaling $7.0 million, which was paid to the Company during January 1998. This $7.0 million promissory note is presented separately within the 1997 consolidated balance sheet. In connection with the sale of Dorotech, the Company reduced goodwill and related accumulated amortization by $5.1 million and $3.4 million, respectively.

In 1996 the  Company  sold  several  of its  subsidiaries  ("the  Divestitures")
resulting in a loss on disposal of $921,000. The Company received as consideration from the Divestitures, cash and notes totaling $1.5 million in 1996.

NOTE 6 - OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

                                                               December 31,
                                                           -------------------
                                                            1998         1997
                                                           ------       ------
Accrued preferred dividends                                $  337       $ --
Accrued income and other taxes                                253          427
Other                                                       1,355        1,823
                                                           ------       ------
                                                           $1,945       $2,250
                                                           ======       ======

NOTE 7- BORROWING ARRANGEMENTS

Borrowings consist of the following (in thousands):
                                                              December 31,
                                                         ----------------------
                                                          1998            1997
                                                         -------        -------
Line of credit                                           $  --          $ 1,000
Convertible notes (net of discount)
 bearing interest at 8%                                      200          1,863
Capital lease obligations bearing
 interest from 9.8% to 12.7%                                 185            724
                                                         -------        -------
                                                             385          3,587
Less amounts due in one year                                (342)        (2,479)
                                                         -------        -------
Long term debt and capital
 lease obligations                                       $    43        $ 1,108
                                                         =======        =======


During December 1997, $4.0 million of the outstanding $5.0 million line of credit ("the Line of Credit") was converted into equity through the issuance of 4,000 shares of Series M Convertible Stock (See Note 8). During June 1998, the remaining $1.0 million balance of the Line of Credit was converted into equity through the issuance of 1,000 shares of Series M1 Convertible Stock (see Note
8).

During July and August 1997, the Company issued, pursuant to a private placement exemption under the Securities Act of 1933, as amended, 8% Convertible Notes ("the Notes") due July 8, 2002 and August 20, 2002 totaling $2.0 million. During December 1997, $100,000 of Notes was converted into 121,241 shares of Common Stock. During 1998, $1.7 million of the Notes were redeemed in cash. During January 1999, the Company redeemed the remaining $200,000 balance of the Notes in cash (See Note 18).

The Company leases certain of its furniture and equipment under capital lease arrangements. Future minimum lease payments under these capital leases are:
1999, $153,000;  2000, $30,000; 2001, $13,000; and 2002, $3,000. Of the $199,000
total lease payments, $15,000 represents interest.

NOTE 8 - STOCKHOLDERS' EQUITY

         Common Stock --

During December 1998, the Company's stockholders approved a one-for-four reverse stock split of the Company's outstanding Common Stock. All Common Stock and per share data have been restated to reflect the reverse stock split.

In March 1996, the Company completed a private placement of 233,658 shares of Common Stock, together with warrants to purchase 16,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933. Net proceeds from the offering were $3.0 million. The Company subsequently registered the Common Stock and Common Stock issuable upon exercise of the warrants under the Securities Act of 1933.

In March and June 1996, the Company issued 105,260 and 101,153 shares, respectively, of Common Stock pursuant to Regulation S under the Securities Act of 1933. Proceeds from the offerings were $1.7 million and $1.3 million, respectively.

During the first quarter of 1998, the Company completed a private placement of 277,237 shares of Common Stock, together with warrants to purchase 12,500 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933. Proceeds from the offering were $1,075,000 and offering costs were $26,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares when the Company files a registration statement to register shares for any other stockholder.

During the second quarter of 1998, the Company completed a private placement of 726,782 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933. Proceeds from the offering were $2,453,000 and offering costs were $150,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares when the Company files a registration statement to register shares for any other stockholder.

During the second quarter of 1998, the Company issued 85,596 shares of Common Stock as a quarterly dividend to the shareholders of the Company's Series A Cumulative Convertible Preferred Stock.

During the third quarter of 1998, the Company completed a private placement of 250,000 shares of Common Stock pursuant to Regulation D under the Securities Act of 1933. Proceeds from the offering were $750,000 and offering costs were $60,000. Pursuant to the terms of the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares when the Company files a registration statement to register shares for any other stockholder. During the third quarter, the Company also completed a private placement of 50,000 shares of Common Stock, pursuant to Regulation D under the Securities Act of 1933. Proceeds from the offering were $200,000 and offering costs were $10,000. Pursuant to the terms of the private placement, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares when the Company files a registration statement to register shares for any other stockholder.

         Series A Preferred Stock -

The issuance of up to 1,750,000 shares of the Series A Cumulative Convertible Preferred Stock (the "Series A Stock") has been authorized and 1,605,025 shares are outstanding. A majority of the outstanding shares of the Series A Stock and the Common Stock voted to approve amendments to the terms of the Series A Stock ("the Amendments"), which became effective December 31, 1997.

As of the date of the effectiveness of the Amendments, the stockholders of the Series A Stock are entitled to receive an annual dividend of $0.84 per share, payable quarterly in cash or Common Stock, at the Company's option, and convert to Common Stock at a rate of 1.92 shares of Common Stock for each share of Series A Stock. The date the Company releases its earnings or the applicable quarter shall also be the record date for the dividend payment. If the dividend is paid in Common Stock, the number of shares of Common Stock distributed as a dividend will be based on the average closing price per share of Common Stock during the 10 day period following the Company's release of earnings for the applicable quarter. Dividend payments will be made 20 days after the release of earnings.

Beginning January 1, 1999, the Company will be able to convert each share of the Series A Stock into shares of Common Stock if the closing price per share of Common Stock is at least equal to $16.00 per share for 20 consecutive trading days. Beginning January 1, 2000, the Company will be able to convert each share of Series A Stock into shares of Common Stock if the closing price per share of Common Stock is at least equal to $12.00 per share for 20 consecutive trading days. Beginning January 1, 2001, the Company is able to convert each share of the Series A Stock into shares of Common Stock at any time at the Company's option.

The Series A stockholders vote as a class to approve or disapprove any issuance of any securities senior to or on parity with the Series A Stock with respect to dividends or distributions. The Series A Stock has a liquidation price of $12.00 per share. At December 31, 1998, the Series A Stock was convertible into 3,081,648 shares of Common Stock.

         Series H and J Preferred Stock --

The 260 shares of Series H and 390 shares of Series J Convertible Preferred Stock outstanding at December 31, 1996 were converted during 1997 into 358,912 and 396,115 shares of Common stock, respectively.

         Series K and L Preferred Stock --

During 1998, 1,300 shares of the Series K Convertible Preferred Stock (the "Series K Stock") outstanding at December 31, 1997 were converted into 489,681 shares of common stock. In addition, the Company redeemed in cash the remaining 2,000 shares outstanding of the Series K Stock and the 3,250 shares of Series L Convertible Preferred Stock (the "Series L Stock") outstanding at December 31, 1997 for $7,085,000 including outstanding interest. Proceeds from the $10,000,000 issuance of the Company's Series N Convertible Preferred Stock (the "Series N Stock") were used, in part, to fund the redemption of the Series K Stock and the Series L Stock.

         Series M Preferred Stock --

In December 1997, the Company converted $4 million of the outstanding $5 million Line of Credit into 4,000 shares of Series M Convertible Preferred Stock the (the "Series M Stock"). The Company received no proceeds from the conversion of the Line of Credit to equity. The Series M Stock issued and outstanding in December 2001 automatically converts into Common Stock. At December 31, 1998 the 4,000 shares of Series M Stock were convertible into 1,085,699 shares of Common Stock.

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

         Series M1 Preferred Stock --

In June 1998, the Company converted the remaining $1.0 million of the Line of Credit outstanding at December 31, 1997 into 1,000 shares of Series M1 Convertible Preferred Stock (the "Series M1 Stock"). The Company agreed, by amendment to the securities purchase agreement for the Series M1 Stock, to file a registration statement to register the Common Stock issuable upon conversion of the preferred stock when the Company files a registration statement to register shares for any other stockholder. The Company received no proceeds from the conversion of the Stockholder line of credit to equity. The Series M1 Stock issued and outstanding in December 2001 automatically converts into Common Stock. At December 31, 1998 the 1,000 shares of Series M1 Stock were convertible into 337,306 shares of Common Stock.

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

         Series N Preferred Stock --

In September 1998, the Company completed a private placement of 1,559,576 shares of Series N Stock, together with warrants to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share. Proceeds from the offering were $10,000,000 and offering costs were $619,000. In accordance with the terms of the Series N Stock offering, approximately $7,085,000 of the proceeds was used to redeem the Company's Series K Stock and Series L Stock, and the remainder will be used for working capital purposes. The Company also issued warrants to purchase 124,290 shares of Common Stock at an exercise price of $2.80 per share to the placement agent in the transaction. In connection with the sale of the Series N Stock, the Company agreed to register the Common Stock issuable upon conversion of the preferred stock and execution of the warrants upon such time as the Company files a registration statement to register shares for any other stockholder of the Company. In December 1998, the 1,559,576 shares of Series N Stock were converted into 3,898,940 shares of Common Stock.

         Stock purchase warrants --

The Company has the following warrants outstanding at December 31, 1998, all of which are currently exercisable:


                                                                                    Warrants
                       Warrants               Exercise                             Outstanding     Shares Issuable
Issuance                Issued              Price Range          Expiration       Dec. 31, 1998     Upon Exercise
--------          ------------------        -----------          ----------       -------------    ---------------
IPO Units               163,598                $4.00               May 1999          163,598           163,598
Placement agents        589,425             $2.80-$4.00       Aug 2001-Jan 2003      300,267           300,267
Other                   338,402            $3.64-$27.28       Jan 2000-Dec 2002      291,318           291,318
Series D preferred       56,767               $30.28               July 2000          56,767            56,767
Series E preferred        8,600               $28.80              August 2000          8,600             8,600
Private Placement        44,850            $4.00-$16.00       Nov 2000-Dec 2002       44,850            44,850
Series G preferred       10,000               $15.00             December 2000        10,000            10,000
Series H Preferred       20,000               $15.00               June 2001          20,000            20,000
Series K Preferred      148,500                $4.00               July 2002         148,500           148,500
Series L Preferred      100,547                $4.00             December 2002       100,547           100,547
Series N Preferred      200,000                $2.50            September 2001       200,000           200,000
                      ---------                                                    ---------         ---------
                      1,680,689                                                    1,344,447         1,344,447
                      =========                                                    =========         =========

         Stock option and stock purchase plans --

The Company applies APB 25 in accounting for its stock option plans ("the Plans"), and accordingly, recognizes compensation expense for any difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Certain options qualify as incentive stock options under the Internal Revenue Code. The Board of Directors determines the vesting and terms of any options granted under the plans with the requirement that the term of an incentive stock option shall not exceed ten years. To date, options granted range from five- to ten-year terms. The exercise price per share of Common Stock subject to an incentive stock option is not less than the fair market value at the time of grant. The Company has also issued non-qualified plan options. An aggregate of 10.5 million shares has been authorized for issuance under the Company's stock option plans.

During 1998, the Company established an Employee Stock Purchase Plan ("the Plan"). Employees can choose to have up to 10% of their annual earnings withheld to purchase the Company's Common Stock. Under the terms of the Plan, there are two six-month offering periods beginning on January 1st and July 1st of each year during which employees can participate. The purchase price is determined by taking 85% of the lower of (a) the average of the high and low market prices on the offering commencement date and (b) the average of the high and low market prices on the offering termination date. The terms of the Plan require that the purchaser hold the shares purchased under the Plan for a minimum of six months from the date that the offering period ends. Under the Plan, the Company sold 30,607 shares of Common Stock to employees during 1998.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock option and stock purchase plans under the fair value method. The fair value of options granted during 1998, 1997 and 1996 are estimated at $1.05, $3.16, and $8.88, per share respectively, on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996 respectively: average risk-free interest rates of 4.7%, 5.4%, and 6.7%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock is 0.74 for 1998, 0.58 for 1997 and 0.63 for 1996; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma loss is $11.2 million, $16.2 million, and $23.1 million for 1998, 1997 and 1996, respectively and pro forma net loss applicable to common shares is $1.44, $2.56, and $4.48 for 1998, 1997 and 1996, respectively. The effect of applying SFAS 123 on the 1998, 1997 and 1996 pro forma net losses is not necessarily representative of the effects on reported net loss and net loss per share for future years due to, among other things, 1) the vesting period of the stock options and the 2) fair value of additional stock options in future years.

The  following  table  summarizes  the activity in stock  options  issued by the
Company:

                                                              Weighted Average
                                               Options         Exercise Price
                                             ----------       ----------------
Balance, January 1, 1996                      1,625,081            $ 16.48
   Granted                                      363,500               7.52
   Exercised                                    (22,217)              4.92
   Forfeited                                   (212,905)             16.32
                                             ----------
Balance, December 31, 1996                    1,753,459              16.88
   Granted                                      670,088               7.60
   Exercised                                       --
   Forfeited                                   (759,009)             16.60
                                             ----------
Balance, December 31, 1997                    1,664,538               7.68
   Granted                                    2,130,455               2.08
   Exercised                                       --
   Forfeited                                 (2,147,005)              6.37
                                             ----------
Balance, December 31, 1998                    1,647,988            $  2.16
                                             ==========

In  December  1998,  the  Board of  Directors  approved  a plan to  reprice  the
Company's outstanding stock options. The plan allowed holders of out-of-the-money options, excluding executives, officers and directors, to receive a new exercise price of $1.63 per option share, the market price on the date of the approved plan. The plan allowed executives, officers and directors holding out-of-the-money options to also receive a new exercise price of $1.63 but for fewer shares of Common Stock determined pursuant to the Black-Scholes formula intended to result in approximate economic equivalence between the old and the new options. As a result of this repricing, options for an aggregate of 797,072 out of a total of 1,876,159 shares of Common Stock at exercise prices ranging from $2.52 to $27.28 per share were surrendered.

In August 1997, the Board of Directors approved a plan to reprice the Company's outstanding stock options. The plan allowed holders of out-of-the-money options, excluding executives, officers, and directors, to receive a new exercise price of $6.00 per option share, the market price on the date of the approved plan. The plan allowed executives and officers holding out-of-the-money options to also receive a new exercise price of $6.00 but for fewer shares of Common Stock determined pursuant to the Black-Scholes formula intended to result in approximate economic equivalence between the old and the new options. As a result of this repricing, options for an aggregate of 140,438 out of a total of 408,750 shares of Common Stock at exercise prices ranging from $7.64 to $27.28 per share were surrendered. Stock options held by the Company's Board of Directors were not repriced.

In July 1997, the Company adopted the 1997 Director Stock Option Plan ("the Director Plan") for the Company's Directors and discontinued cash payments to the Board Members for their service. The Director Plan provides stock option grants in the amount of 7,500 shares at each annual board meeting for those directors who are not executive officers of the Company and are not serving on the Board as a representative of an institutional investor. Persons appointed to the Board at any time after the annual grant receive pro-rata shares of the option grant. Options vest 25% each quarter and become fully vested on the first anniversary of their grant. The Company has reserved 360,000 shares of Common Stock for issuance in connection with the Director Plan. During 1998, the Company amended the Director Plan to provide stock option grants in the amount of 1,875 shares per each calendar quarter. Options become fully vested ninety days following the date of grant.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                          Options Outstanding                              Options Exercisable
                                ---------------------------------------------       ---------------------------------
                                           Weighted-Average
                                              Remaining
 Range of Exercise                         Contractual Life    Weighted-Average        Number         Weighted-Average
       Prices         Number Outstanding      (in years)        Exercise Price       Exercisable       Exercise Price
--------------------- ------------------- ------------------- ------------------- ------------------ -------------------

$  1.44 - 1.63            1,526,843              8.4               $  1.63             753,169            $  1.63

   3.24 - 4.52               18,000              2.0                  4.35              18,000               4.35

   5.12 - 6.00               52,394              3.7                  5.93              52,394               5.93

  10.00- 15.00               43,751              5.7                 12.84              43,751              12.84

  16.52- 17.00                7,000              7.0                 16.57               7,000              16.57



NOTE 9 - REDEEMABLE PREFERRED STOCK

In December 1996, the Company entered into an agreement with the holder of the Series F Preferred Stock to redeem the shares for an aggregate of $9.9 million or $5.50 per share. During the first quarter of 1997, the Company redeemed $3.5 million of the Series F Preferred Stock. The Company used proceeds from its Line of Credit to finance the Series F Preferred share buy back. During the second quarter of 1997, the Company amended the December 1996 redemption agreement and as a result, the remaining $6.4 million, excluding interest, was due upon the sale of the Company's Dorotech subsidiary. During the fourth quarter 1997, the Company sold its Dorotech subsidiary and in January 1998, the Company redeemed the remaining shares of Series F Preferred Stock, including outstanding interest, for $6.5 million.

NOTE 10 - RESTRUCTURING CHARGES

During the second quarter of 1998, the Company incurred a charge of $1.5 million as a result of effecting a restructuring plan ("the Plan"). The Plan provided for the elimination of duplicate job functions and outdated or discontinued products. Under the Plan, the Company combined its three separate customer support organizations into one support organization, and the Company's strategic focus shifted its newest suite of integrated document management software to using Microsoft based architecture. The restructuring charge included a $827,000 write down to net realizable value of prepaid licenses and capitalized software which related to products abandoned in favor of the new integrated document management software suite. In addition, $677,000 of the restructuring charge related to severance costs for 29 employees located throughout the United States, including customer support, sales, marketing, engineering and administrative personnel. The Plan is expected to be completed by the end of the first quarter of 1999. At December 31, 1998, 27 employees had been terminated, severance benefits of $655,000 had been paid out and the accrual balance relating to the Plan was $22,000.

NOTE 11 - INCOME TAXES

The source of the loss before the income tax benefit was from the following jurisdictions (in thousands):
                                               Year ended December 31,
                                   --------------------------------------------
                                     1998              1997              1996
                                   --------          --------          --------
U.S.                               $ (7,344)         $(10,417)         $(16,332)
Foreign                                --                (922)           (1,077)
                                   --------          --------          --------
                                     (7,344)          (11,339)          (17,409)
                                   ========          ========          ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                              December 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
Deferred tax assets:
   Net operating loss and capital
    loss carryforwards                                 $ 45,694        $ 42,414
   Other                                                  2,657           2,099
                                                       --------        --------
     Gross deferred tax assets                         $ 48,351        $ 44,513
                                                       ========        ========

Deferred liabilities:
   Software development costs                            (1,174)           (910)
                                                       --------        --------
     Gross deferred tax liabilities                      (1,174)           (910)
Deferred tax asset valuation allowance                  (47,177)        (43,603)
                                                       --------        --------
                                                       $   --          $   --
                                                       ========        ========


SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $47,177,000 and $43,603,000 valuation allowance at December 31, 1998 and 1997, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the loss before income taxes as a result of the following differences:

                                                     Year ended December 31,
                                                 ------------------------------
                                                  1998        1997        1996
                                                 ------      ------      ------
Statutory U.S. tax rate benefit                   34.0%       34.0%       34.0%
State income taxes, net                            4.5         3.6         4.0
Operating losses and tax credits
 with no current tax benefit                     (38.5)      (37.6)      (37.5)
Other                                              --          --         (0.1)
                                                 ------      ------      ------
                                                   --%         --%         0.4%
                                                 ======      ======      ======


As of December 31, 1998, the Company had available net operating and capital loss carry forwards of approximately $119 million which expire in years through 2018 and are limited under Section 382 of the Internal Revenue Code. Accordingly, the utilization of the net operating loss and capital loss carry forwards will be limited in future years due to the changes in ownership. In addition, the Company has research tax credit carry forwards of $1.2 million.

The Company sold its foreign subsidiary, Dorotech, during 1997. Due to a difference between book and tax basis, the Company realized a capital loss of approximately $25 million. In addition, due to the sale of Dorotech, the Company has recognized a deferred tax benefit of approximately $46,000, which is reflected in the gain on the sale of Dorotech.

NOTE 12 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                          1998           1997           1996
                                      -----------    -----------    -----------
Numerator (in thousands):
  Net Loss                            $    (7,344)   $   (11,339)   $   (17,341)
  Preferred stock preferences
    - Accrued dividends                    (1,348)        (1,435)        (3,730)
    - Imputed dividends                      --           (1,536)          --
                                      -----------    -----------    -----------

  Numerator of basic loss
   per share -
  Net loss applicable to
   common shares                           (8,692)       (14,310)       (21,071)
  Effect of dilutive securities              --             --             --
                                      -----------    -----------    -----------
  Numerator for diluted loss
    per share-
  Net loss applicable to
    common shares after
    assumed conversions               $    (8,692)   $   (14,310)   $   (21,071)

Denominator:
  Denominator for basic loss
    per share - weighted
    average shares                      7,768,329      6,301,464      5,170,424
  Effect of dilutive securities              --             --             --
                                      -----------    -----------    -----------
  Denominator for diluted loss
    per share - adjusted
    weighed average shares and
    assumed conversions                 7,768,329      6,301,464      5,170,424
                                      ===========    ===========    ===========

  Basic loss per share                $     (1.12)   $     (2.27)   $     (4.08)
                                      ===========    ===========    ===========
  Diluted loss per share              $     (1.12)   $     (2.27)   $     (4.08)
                                      ===========    ===========    ===========

Since the Company has incurred losses in 1998, 1997 and 1996, securities that could potentially dilute the basic earnings per share in the future were not included in the dilution computation because they would have been anti-dilutive for the periods presented. The potentially dilutive convertible securities include the Company's Series A, Series M and Series M1 Convertible Preferred Stock, which were convertible into 3,081,648 shares, 1,085,699 shares and 337,306 shares of common stock, respectively, at December 31, 1998. Also outstanding at December 31, 1998 were options and warrants, which were convertible into 1,647,988 and 1,344,447 shares of common stock, respectively. For additional disclosures regarding outstanding preferred stock, employee stock options and warrants, see Note 8.

NOTE 13 - BUSINESS SEGMENTS

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998.

The Company's reportable segments are strategic business units that sell its products and services to a wide variety of customers throughout the United States. They are managed separately because each business requires different technology, marketing and management strategies.

The Company's two reportable segments are its products and services groups. The products segment includes sales of software licenses of the Company's TREEV Suite of document management software and computer equipment. The services segment includes sales of software maintenance contracts, installation, training and customization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units before income taxes and interest income and expenses.

The following table sets forth summarized financial information concerning the Company's reportable segments for the years ended December 31, 1998, 1997 and 1996 (in thousands). The "Corporate" column includes corporate related items and expenses not allocated to reportable segments, such as sale of subsidiaries, exchange fee and gain, and restructuring costs.

                                                Products           Services           Corporate           Total
                                           ------------------- ------------------ ------------------- ---------------
1998
    Revenues                                    $16,813             $11,389             $ ---            $28,202
    Segment profit (loss)                           260              (2,008)            (5,540)           (7,288)
    Identifiable assets                           9,641               7,057              2,824            19,522
    Depreciation and amortization                 1,236                 732                339             2,307
    Capital expenditures                            263                 363                 86               712

1997
    Revenues                                    $18,310             $17,496             $ ---            $35,806
    Segment profit (loss)                           580              (5,113)            (6,520)          (11,053)
    Identifiable assets                           6,947               6,675             13,238            26,860
    Depreciation and amortization                 1,925               1,069              1,470             4,464
    Capital expenditures                            240                 515                133               888

1996
    Revenues                                    $18,336             $21,141             $ ---            $39,477
    Segment profit (loss)                        (1,977)             (5,226)           (10,515)          (17,718)
    Identifiable assets                          10,090              10,519             16,169            36,778
    Depreciation and amortization                 2,945                 848              2,000             5,793
    Capital expenditures                            246                 513                309             1,068


The following table sets forth summarized financial information concerning to the Company's operations by geographic area for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                United           Western
                                                States           Europe
                                           ---------------- -----------------
1998
     Revenue                                   $28,202            $--
     Net loss                                   (7,344)            --
     Total assets                               19,522             --

1997
     Revenue                                   $24,486          $11,320
     Net loss                                  (10,417)            (922)
     Total assets                               26,680             --

1996
     Revenue                                   $21,383          $18,094
     Net loss                                  (16,332)          (1,077)
     Total assets                               22,718           14,060

Revenue in 1998 included sales to the U.S. Government totaling $900,000. Revenue in 1997 included sales to the U.S. Government and French Government totaling $1.6 million and $6.0 million, respectively. Revenue in 1996 included sales to the U.S. Government and French Government totaling $1.1 million and $10.3 million, respectively.

NOTE 14 - COMMITMENTS

The Company leases its corporate office, sales offices, assembly facilities and certain equipment under non-cancelable operating leases, certain of which provide for both operating expense reimbursements and annual escalations that are amortized over the lease term. Rent expense related to these leases was $
1.1 million, $1.1 million and $1.6 million for the years ended December 31, 1998, 1997, and 1996, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31,

1999                                     $  1,107
2000                                          390
Thereafter                                    --
                                        -------------
                                         $  1,497
                                        =============

NOTE 15- CONTINGENCIES

The Company is subject to legal proceedings and claims, which are in the ordinary course of business. Management believes that the outcome of such matters will not have a material impact on the Company's financial position or its result of operations.

NOTE 16 - RELATED PARTY TRANSACTIONS

During 1997, the Company renegotiated the termination of three consulting agreements, with individuals who were current or former members of the Board of Directors and officers of the Company, whereby all three would expire during 1998. The Company recognized total compensation expense of approximately $211,000, $553,000 and $715,000 in 1998, 1997 and 1996, respectively, related to these agreements.

During December 1996, the Company and a stockholder entered into a line of credit agreement. At December 31, 1997, there was $1.0 million outstanding against the line of credit (See Note 7). The Company paid $42,000 and $295,000 relating to interest on the line of credit in 1998 and 1997, respectively.

The Company holds two notes receivable totaling $525,000 from two former stockholders of a subsidiary acquired in 1994 due and payable in December 1999. Interest accrues at 6.55% per annum (See Note 2).

NOTE 17 - EMPLOYEE PROFIT SHARING PLANS AND 401K PLAN

The Company sponsors a 401(K) plan that covers all full-time employees. Participants in the plan may make contributions of up to 15% of pre-tax annual compensation. The Company may make discretionary matching contributions at the option of the Board of Directors. The Company has made no contributions.

The Company had a mandatory and a voluntary profit sharing plan covering substantially all employees in France. Contributions to the plans were based upon earnings of the French operations. There were no contributions made to the plans in 1998 and 1997 while plan contributions in 1996 totaled $28,000.

NOTE 18 - SUBSEQUENT EVENTS

During January 1999, the Company redeemed in cash the remaining $200,000 of the 8% Convertible Notes.

During the first quarter of 1999, the Company completed a private placement of 388,500 shares of Common Stock pursuant to Regulation D under the Securities Act of 1933. Proceeds from the offering were $777,000 and offering costs were approximately $70,000.

During February 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate of prime plus 2%. The agreement shall remain in effect until February 28, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets.


                 Schedule II - Valuation and Qualifying Accounts
                                   TREEV, Inc.
                                December 31, 1998

                                                     Balance at       Charged to   Charged to                   Balance at
                                                    Beginning of       Costs and      Other                       End of
Description                                            Period          Expenses     Accounts    Deductions (1)    Period

Allowance for Uncollectible Accounts Receivable
            Year Ended Dec 31, 1996                      183              219                         25            377
            Year Ended Dec 31, 1997                      377              673                          0           1050
            Year Ended Dec 31, 1998                     1050              833                        707           1176

Allowance for Uncollectible Notes Receivable
            Year Ended Dec 31, 1996                     1350                0                        875            475
            Year Ended Dec 31, 1997                      475              623                                      1098
            Year Ended Dec 31, 1998                     1098                                        1098              0


(1) Uncollectible accounts written off, net of recoveries
