Form 10-Q
period 1999-03-31
TREEV INC
filed 1999-04-29
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,801,943 shares of common stock, $.0001 par value, as of April 16, 1999.

                                   TREEV, INC.

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

             Balance Sheets at March 31, 1999 (unaudited)
             and December 31, 1998                                          2

             Statements of Operations (unaudited) for the three
             months ended March 31, 1999 and 1998                           3

             Statement of Changes in Stockholders' Equity (unaudited)
             for the three months ended March 31, 1999                      4

             Statements of Cash Flows (unaudited) for the three
             months ended March 31, 1999 and 1998                           5

             Notes to Financial Statements                                  6

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 14

Item 6.  Exhibits and Reports on Form 8-K.                                  14

                                 TREEV, INC.
                                BALANCE SHEETS
              (In thousands, except share and per share amounts)



                                                        March 31,   December 31,
                                                          1999           1998
                                                       ---------      ---------
                                                      (Unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents                            $   2,642      $   1,645
  Accounts and notes receivable, net                      10,131         11,419
  Inventories                                                859            911
  Prepaid expenses and other                                 723            490
                                                       ---------      ---------
    Total current assets                                  14,355         14,465
Fixed assets, net                                          1,341          1,578
Long-term notes receivable, net                               40             47
Software development costs, net                            3,420          2,978
Goodwill, net                                                291            332
Other assets                                                 122            122
                                                       ---------      ---------
    Total assets                                       $  19,569      $  19,522
                                                       =========      =========


                      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current debt maturities and
   obligations under capital leases                    $   2,159      $     342
  Accounts payable                                         2,129          2,327
  Accrued compensation and expenses                        1,210          1,448
  Deferred revenue                                         5,828          5,887
  Other accrued expenses                                   2,035          1,945
                                                       ---------      ---------
    Total current liabilities                             13,361         11,949
Long-term debt and obligations under
 capital leases                                               33             43
                                                       ---------      ---------
    Total liabilities                                     13,394         11,992
Commitments
Stockholders' equity:
  Convertible preferred stock,
   $.0001 par value, 20,000,000 shares
   authorized; 1,610,025 shares issued
   and outstanding                                          --             --
  Common stock, $.0001 par value,
   100,000,000 shares authorized;
   12,801,943 and 12,367,888 shares
   issued and outstanding                                      1              1
  Additional paid-in-capital                             139,750        139,310
  Accumulated deficit                                   (133,576)      (131,781)
                                                       ---------      ---------
    Total stockholders' equity                             6,175          7,530
                                                       ---------      ---------
    Total liabilities and
     stockholders' equity                              $  19,569      $  19,522
                                                       =========      =========





   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                    1999               1998
                                                ------------       ------------

Revenues:
  Products                                      $      2,828       $      3,539
  Services                                             3,092              2,661
                                                ------------       ------------
                                                       5,920              6,200
                                                ------------       ------------
Costs and expenses:
  Cost of products sold                                1,349              1,815
  Cost of services provided                            2,093              1,845
  Sales and marketing                                  2,522              2,734
  General and administrative                             942              1,176
  Product development                                    808                996
                                                ------------       ------------
                                                       7,714              8,566
                                                ------------       ------------
Loss before interest (expense)
 income and income taxes                              (1,794)            (2,366)
  Interest (expense) income, net                          (1)               (68)
                                                ------------       ------------
Loss before income taxes                              (1,795)            (2,434)
  Income tax benefit                                    --                 --
                                                ------------       ------------
Net loss                                              (1,795)            (2,434)
                                                ------------       ------------

Preferred stock dividends                               (337)              (337)
                                                ------------       ------------
Net loss applicable to
 common shares                                  $     (2,132)      $     (2,771)
                                                ============       ============

Net loss per common share                       $      (0.17)      $      (0.40)
                                                ============       ============

Weighted average shares
 outstanding                                      12,750,410          6,872,014
                                                ============       ============







   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three months ended March 31, 1999
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                         Additional
                                          Preferred Stock           Common Stock           paid-in      Accumulated
                                          Shares       Amt.       Shares        Amt.       capital        Deficit        Total
                                      ---------------------   -----------------------   ------------   ------------   ------------
Balance December 31, 1998               1,610,025     $ -      12,367,888       $ 1      $ 139,310      $(131,781)        $ 7,530

Issuance of common stock,
 net of offering costs of $71                                     434,055                      766                            766

Issuance of warrants                                                                            11                             11

Dividends on preferred stock                                                                  (337)                          (337)

Net loss                                                                                                   (1,795)         (1,795)
                                      ---------------------   -----------------------   ------------   ------------   ------------
Balance March 31, 1999                  1,610,025     $ -      12,801,943       $ 1      $ 139,750      $(133,576)        $ 6,175
                                      =====================   =======================   ============   ============   ============






   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three months ended March 31,
                                                         1999            1998
                                                       -------         -------
                                                           (In thousands)
Cash flows from operating activities:
  Net loss                                             $(1,795)        $(2,434)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                          522             636
    Other non-cash adjustments                              19              14
    Changes in assets and liabilities:
     Accounts and notes receivable                       1,200           2,413
     Inventories                                            52             (74)
     Prepaid expenses and other                           (183)            114
     Accounts payable                                     (198)            511
     Accrued expenses                                     (485)         (1,235)
     Deferred revenue                                      (59)          1,629
                                                       -------         -------
Net cash (used in) provided by
 operating activities                                     (927)          1,574
                                                       -------         -------

Cash flows from investing activities:
  Software development costs                              (617)           (353)
  Purchases of fixed assets                                (69)           (183)
  Cash received from business
   divestitures and related costs                           95           7,076
                                                       -------         -------
Net cash (used in) provided by
 investing activities                                     (591)          6,540
                                                       -------         -------

Cash flows from financing activities:
  Proceeds from issuance of common
      stock, net                                           766           1,049
  Redemption of Redeemable Series F
    preferred stock                                       --            (6,548)
  Redemption of convertible notes                         (200)         (1,300)
  Borrowings from revolving credit
   agreement                                             2,275            --
  Repayment of revolving credit
   agreement                                              (272)           --
  Principal payments on capital lease
   obligations                                             (54)           (320)
                                                       -------         -------
Net cash provided by (used in)
 financing activities                                    2,515          (7,119)
                                                       -------         -------

Net increase in cash and cash equivalents                  997             995
Cash and cash equivalents at
 beginning of year                                       1,645           3,816
                                                       -------         -------
Cash and cash equivalents at March 31,                 $ 2,642         $ 4,811
                                                       =======         =======

Supplemental Cash Flow Information:
     Interest paid                                     $    16         $   120




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

2.   LINE OF CREDIT

During the first quarter of 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate equal to prime plus 2%. The agreement shall remain in effect until February 28, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. At March 31, 1999, the Company had $2,053,000 outstanding under the line of credit.

3.       CONVERTIBLE NOTES REDEMPTION

During the first quarter of 1999, the Company redeemed in cash the remaining $200,000 of the 8% Convertible Notes (the "Notes") due August 20, 2002. At March 31, 1999, all of the Notes had been converted or redeemed.

4.       ISSUANCE OF COMMON STOCK

During the first quarter of 1999, the Company completed a private placement of 388,500 shares of Common Stock pursuant to Regulation D under the Securities Act of 1933. Proceeds from the offering were $777,000 and offering costs were approximately $70,000.

During the first quarter of 1999, the Company issued 45,555 shares of Common Stock under the Company's Employee Stock Purchase Plan ("the Plan"). Employees can choose to have up to 10% of their annual earnings withheld to purchase the Company's Common Stock. Under the terms of the Plan, there are two six-month offering periods beginning on January 1st and July 1st of each year during which employees can participate. The purchase price is determined by taking 85% of the lower of (a) the average of the high and low market prices on the offering commencement date and (b) the average of the high and low market prices on the offering termination date. The terms of the Plan require that the purchaser hold the shares purchased under the Plan for a minimum of six months from the date the offering period ends.

NOTE 5 - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that sell its products and services to a wide variety of customers throughout the United States. The products segment includes sales of software licenses of the Company's TREEV Suite of document management software and computer equipment. The services segment includes sales of software maintenance contracts, installation, training, and customization.

The following table sets forth summarized financial information concerning the Company's reportable segments for the quarters ended March 31, 1999 and 1998 (in thousands). The "Corporate" column includes corporate related items and expenses not allocated to reportable segments, such as sale of subsidiaries and restructuring costs.


                                    Products           Services           Corporate           Total
                              ------------------- ------------------ ------------------ ----------------

1999
  Revenues                          $2,828             $3,092              $ ---            $5,920
  Segment profit (loss)               (112)              (740)              (942)           (1,794)

1998
  Revenues                          $3,539             $2,661              $ ---            $6,200
  Segment profit (loss)               (400)              (790)            (1,176)           (2,366)


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

         The Company has had net losses in each period of its operations since its inception, except for two quarters, and it had an accumulated deficit at March 31, 1999, of $134 million.

         The computer industry, including the information access, document management, imaging and optical disk storage segments, is highly competitive, and is characterized by rapid and continuous technological change. The Company's future profitability will depend on, among other things, market acceptance of the Company's products and on the Company's ability to develop, in a timely fashion, enhancements to existing products or new products. There can be no assurance that the Company will be able to market successfully its current products, develop and market enhancements to existing products or introduce new products.

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

Costs to Address Year 2000 Readiness Issues

         The calculation of costs incurred has been limited to bringing the Company's software products, and its own IT and non-IT systems to Year 2000 readiness or to accelerating replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The total cost of the Year 2000 readiness project is estimated at $740,000 and is being funded through operating cash flows. Of the total project cost, approximately $260,000 is attributable to enhancements of the Company's software products and the purchase of new IT and non-IT systems which will be capitalized. The remaining $480,000 which will be expensed as incurred, is not expected to have a material impact on the results of operations. To date, the Company has incurred approximately $565,000 ($170,000 capitalized and $395,000 expensed) related to the assessment and validation efforts on the Year 2000 readiness project and the development of a modification plan and purchase of new IT and non-IT systems and systems modifications.

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

Results of Operations - Three months ended March 31, 1999 and 1998

                   Revenues. Total revenues were $5.9 million and $6.2 million for the three months ended March 31, 1999 and 1998, respectively. The $300,000 decrease in revenue was the result of a decrease in product revenue of $700,000, or 20%, offset by an increase in service revenue of $400,000, or 16%. The decrease in product revenue was attributable to postponed contracts from prospective government and banking customers who have delayed implementation of new systems due to fiscal funding appropriations or completion of Year 2000 readiness. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit Margins. Profit margins for product sales increased 3 percentage points for the three months ended March 31, 1999, compared to the same period in 1998, as cost of products sold decreased from 51% to 48% of sales. The increase in product sales margins from 49% to 52% was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 2 percentage points for the three months ended March 31, 1999, compared to the same period in 1998, as the cost of services decreased from 70% to 68% of sales. The increase in service sales margins from 30% to 32% was due to the Company's increasing emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $2.5 million, or 43% of revenue, for the three months ended March 31, 1999, compared to $2.7 million, or 44% of revenue, for the same period in 1998. The decrease of $200,000, or 8%, was the result of reduced sales expenses attributable to the decrease in product revenue combined with continuing cost reduction efforts by the Company.

                   General and administrative. G&A expenses were $900,000, or 16% of revenue, for the three months ended March 31, 1999, compared to $1.2 million, or 19% of revenue, for the same period in 1998. The decrease of $300,000, or 20%, was due to the Company's continued cost reduction efforts.

                   Product development. The Company's expenditures on software research and development activities ("R&D") in the three months ended March 31, 1999, were $1.4 million, of which $600,000 was capitalized and $800,000 was expensed. R&D expenditures for the same period in 1998 were also $1.4 million, of which $400,000 was capitalized and $1.0 million was expensed. The $200,000 increase in capitalized R&D expenditures was attributable the development of the Company's new TREEV 2000 Suite of integrated document management software, which was completed in April 1999.

                   Net loss. The Company's net loss for the three months ended March 31, 1999, was $1.8 million as compared to $2.4 million for the comparable period of 1998. The net loss decrease of $600,000 in the first quarter of 1999 as compared to the same period in 1998 was due to the decreases in sales and marketing and SG&A expenses described above.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $2.1 million, or $0.17 per share, for the three months ended March 31, 1999, as compared to $2.8 million or $0.40 per share, for the comparable period in 1998. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above.


Liquidity and Capital Resources

         As of March 31, 1999, the Company had $2.6 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 1998. Net working capital was $1.0 million at March 31, 1999 and $2.5 million at December 31, 1998.

         For the three months ended March 31, 1999, the $1.0 million increase in cash and cash equivalents resulted from $900,000 in cash used in operating activities and $600,000 in cash used in investing activities, offset by $2.5 million in cash provided by financing activities.

         The $900,000 used in operating activities arose primarily from the $1.8 million loss from operations, offset by the $1.2 million increase in accounts and notes receivable. The $600,000 used in investing activities arose primarily from capitalized software development costs. The $2.5 million provided by financing activities arose primarily from the $700,000 proceeds from the issuance of Common Stock and the $2.0 million in borrowings under the revolving line of credit.

         During the first quarter of 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate equal to prime plus 2%. The line of credit shall remain in effect until February 28, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets.

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

         Nasdaq announced new listing requirements on February 23, 1998, for continued inclusion on the Nasdaq National Market. Specifically, Nasdaq
requires, effective February 23, 1998, that common and preferred stock trading on its National Market continuously have a minimum bid price of $1.00. At times in 1997 and 1998, the Company's Common Stock had a minimum bid price below $1.00 before the one-for-four reverse stock split in December 1998. The Company's Preferred Stock has consistently traded with a minimum bid price of over $1.00. Although the Company's Common Stock is currently trading with a minimum bid price above $1.00, there can be no assurance that the Company's Common Stock will continue to trade with such a minimum bid price. In the event that the Company's Common Stock has a minimum bid price below $1.00, the Company believes it can propose and effect a plan to achieve compliance; however, there can be no assurance that the Company will be able to stay in compliance with the Nasdaq requirement. While the Company believes that it can continue to meet the requirements of the Nasdaq Stock Market, any ability to trade on a national exchange could adversely impact the value of the Company's stock.

PART II.           OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company is not involved in any legal proceedings, other than those proceedings and matters incidental to the business.

Item 2.           Changes in Securities

         During the first quarter of 1999, the Company completed a private placement of 388,500 shares of Common Stock pursuant to Regulation D under the Securities Act. Proceeds from the offering were $777,000.

         During the first quarter of 1999, the Company issued 45,555 shares of Common Stock under the Company's Employee Stock Purchase Plan.

Item 3.           Changes Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits.

27.1     Financial data schedule

(b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         TREEV, INC.
                                        (Registrant)


Date:  April 29, 1999                    By /s/ James Leto
                                            --------------------------------
                                            James J. Leto
                                            Chief Executive Officer


Date:  April 29, 1999                    By /s/ Thomas A. Wilson
                                            --------------------------------
                                            Thomas A. Wilson
                                            President and Chief Operating
                                            Officer


Date:  April 29, 1999                    By /s/ Jorge R. Forgues
                                            --------------------------------
                                            Jorge R. Forgues
                                            Senior Vice President of Finance
                                            and Administration, Chief Financial
                                            Officer and Treasurer