Form 10-Q
period 1999-06-30
TREEV INC
filed 1999-08-04
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,806,943 shares of common stock, $.0001 par value, as of June 30, 1999.

                                   TREEV, INC.

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

            Balance Sheets at June 30, 1999 (unaudited)
            and December 31, 1998                                          2

            Statements of Operations (unaudited) for the three
            months ended June 30, 1999 and 1998                            3

            Statements of Operations (unaudited) for the six
            months ended June 30, 1999 and 1998                            4

            Statement of Changes in Stockholders' Equity (unaudited)
            for the six months ended June 30, 1999                         5

            Statements of Cash Flows (unaudited) for the six
            months ended June 30, 1999 and 1998                            6

            Notes to Financial Statements                                  7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                16

Item 6.  Exhibits and Reports on Form 8-K.                                 17

                                 TREEV, INC.
                               BALANCE SHEETS
             (In thousands, except share and per share amounts)



                                                         June 30,   December 31,
                                                          1999          1998
                                                       -----------  -----------
                                                       (Unaudited)
                                   ASSETS

Current assets:
   Cash and cash equivalents                             $   1,741    $   1,645
   Accounts and notes receivable, net                       11,311       11,419
   Inventories                                                 597          911
   Prepaid expenses and other                                  780          490
                                                         ---------    ---------
        Total current assets                                14,429       14,465
Fixed assets, net                                            1,275        1,578
Long-term notes receivable, net                                 33           47
Software development costs, net                              3,352        2,978
Goodwill, net                                                  249          332
Other assets                                                   126          122
                                                         ---------    ---------
          Total assets                                   $  19,464    $  19,522
                                                         =========    =========


                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and
     obligations under capital leases                    $   4,502    $     342
    Accounts payable                                         2,933        2,327
    Accrued compensation and expenses                        1,253        1,448
    Deferred revenue                                         4,111        5,887
    Other accrued expenses                                   2,079        1,945
                                                         ---------    ---------
          Total current liabilities                         14,878       11,949
Long-term debt and obligations
 under capital leases                                           26           43
                                                         ---------    ---------
          Total liabilities                                 14,904       11,992
Commitments
Stockholders' equity:
    Convertible preferred stock,
     $.0001 par value, 20,000,000 shares
     authorized; 1,610,025 shares issued
     and outstanding                                          --           --
    Common stock, $.0001 par value,
     100,000,000 shares authorized;
     12,806,943 and 12,367,888 shares
     issued and outstanding                                      1            1
    Additional paid-in-capital                             139,482      139,310
    Accumulated deficit                                   (134,923)    (131,781)
                                                         ---------    ---------
          Total stockholders' equity                         4,560        7,530
                                                         ---------    ---------
          Total liabilities and
           stockholders' equity                          $  19,464    $  19,522
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                     1999              1998
                                                 ------------      ------------

Revenue:
  Products                                       $      4,802      $      4,244
  Services                                              3,312             2,844
                                                 ------------      ------------
                                                        8,114             7,088
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 2,346             1,846
  Cost of services provided                             2,080             1,941
  Sales and marketing                                   2,776             3,103
  General and administrative                              971             1,075
  Product development                                   1,244               965
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                        9,417            10,435
                                                 ------------      ------------
Loss before interest (expense)
 income and income taxes                               (1,303)           (3,347)
  Interest (expense) income, net                          (44)                6
                                                 ------------      ------------
Loss before income taxes                               (1,347)           (3,341)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (1,347)           (3,341)
                                                 ------------      ------------

Preferred stock dividends                                (337)             (337)
                                                 ------------      ------------
Net loss applicable to common shares             $     (1,684)     $     (3,678)
                                                 ============      ============

Net loss per common share                        $      (0.13)     $      (0.50)
                                                 ============      ============

Weighted average shares outstanding                12,803,488         7,332,704
                                                 ============      ============






   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                     1999              1998
                                                 ------------      ------------

Revenue:
  Products                                       $      7,630      $      7,795
  Services                                              6,404             5,493
                                                 ------------      ------------
                                                       14,034            13,288
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 3,696             3,661
  Cost of services provided                             4,173             3,786
  Sales and marketing                                   5,297             5,837
  General and administrative                            1,913             2,250
  Product development                                   2,051             1,961
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                       17,130            19,000
                                                 ------------      ------------
Loss before interest (expense)
 income and income taxes                               (3,096)           (5,712)
  Interest (expense) income, net                          (46)              (62)
                                                 ------------      ------------
Loss before income taxes                               (3,142)           (5,774)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (3,142)           (5,774)
                                                 ------------      ------------

Preferred stock dividends                                (674)             (674)
                                                 ------------      ------------
Net loss applicable to common shares             $     (3,816)     $     (6,448)
                                                 ============      ============

Net loss per common share                        $      (0.30)     $      (0.94)
                                                 ============      ============

Weighted average shares outstanding                12,777,096         6,829,092
                                                 ============      ============



   The accompanying notes are an integral part of these financial statements.


                                   TREEV, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six months ended June 30, 1999
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                                      Additional
                                   Preferred Stock             Common Stock             paid-in      Accumulated
                                  Shares       Amt.          Shares        Amt.         capital         Deficit        Total
                               ------------------------   ------------------------   -------------   -----------   ------------

Balance December 31, 1998         1,610,025     $ -         12,367,888       $ 1       $ 139,310      $(131,781)       $ 7,530

Issuance of common stock,
 net of offering costs of $71                                  439,055                       774                           774

Issuance of warrants                                                                          72                            72

Dividends on preferred stock                                                                (674)                         (674)

Net loss                                                                                                 (3,142)        (3,142)
                               ------------------------   ------------------------   ------------   ------------   ------------
Balance June 30, 1999             1,610,025     $ -         12,806,943       $ 1       $ 139,482      $(134,923)       $ 4,560
                               ========================   ========================   ============   ============   ============



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six months ended June 30,
                                                          1999           1998
                                                       ---------      ---------
                                                             (In thousands)

Cash flows from operating activities:
  Net loss                                             $  (3,142)     $  (5,774)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                         1,124          1,221
     Restructuring costs                                    --            1,505
     Other non-cash adjustments                               82             40
     Changes in assets and liabilities:
       Accounts and notes receivable                         (74)         1,429
       Inventories                                           314             31
       Prepaid expenses and other                            (83)           111
       Accounts payable                                      606           (320)
       Accrued expenses                                     (441)          (374)
       Deferred revenue                                   (1,776)         1,347
                                                       ---------      ---------
Net cash used in operating activities                     (3,390)          (784)
                                                       ---------      ---------

Cash flows from investing activities:
  Software development costs                                (850)          (751)
  Purchases of fixed assets                                 (262)          (473)
  Cash received from business
   divestitures and related costs                            196          7,230
                                                       ---------      ---------
Net cash (used in) provided by
 investing activities                                       (916)         6,006
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of
   common stock, net                                         774          3,423
  Cash dividends paid on
   preferred stock                                          (337)          --
  Redemption of Redeemable
   Series F preferred stock                                 --           (6,548)
  Proceeds from issuance of
   convertible notes                                       2,150           --
  Redemption of convertible notes                           (200)        (1,300)
  Borrowings of debt                                       8,029           --
  Repayments of debt                                      (5,927)          --
  Principal payments on capital
   lease obligations                                         (87)          (521)
                                                       ---------      ---------
Net cash provided by (used in)
 financing activities                                      4,402         (4,946)
                                                       ---------      ---------

Net increase in cash and cash equivalents                     96            276
Cash and cash equivalents at
 beginning of year                                         1,645          3,816
                                                       ---------      ---------
Cash and cash equivalents at June 30,                  $   1,741      $   4,092
                                                       =========      =========

Supplemental Cash Flow Information:
     Interest paid                                     $      67      $     156




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the six-month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

2.   LINE OF CREDIT

During the first quarter of 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate equal to prime plus 2%. The agreement shall remain in effect until February 28, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. At June 30, 1999, the Company had $2,204,000 outstanding under the line of credit.

3.       CONVERTIBLE NOTES REDEMPTION

During the first quarter of 1999, the Company redeemed in cash the remaining $200,000 of the 8% Convertible Notes (the "Notes") due August 20, 2002. At June 30, 1999, all of the Notes had been converted or redeemed.

4.       ISSUANCE OF COMMON STOCK

During the first quarter of 1999, the Company completed a private placement of 388,500 shares of Common Stock pursuant to Regulation D under the Securities Act of 1933, as amended. Proceeds from the offering were $777,000 and offering costs were approximately $71,000.

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

5.       ISSUANCE OF CONVERTIBLE NOTES

During the second quarter of 1999, the Company issued, pursuant to Regulation D under the Securities Act of 1933, as amended, 8% Convertible Notes (the "Notes") due October 1, 1999, totaling $2,000,000, together with warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share. At the time of maturity, the Notes are convertible, at the Company's election, into Common Stock at a conversion price of $2.00 per share.

6.       BUSINESS SEGMENTS

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

The following table sets forth summarized financial information concerning the Company's reportable segments for the periods ended June 30, 1999 and 1998 (in thousands). The "Corporate" column includes corporate related items and expenses not allocated to reportable segments, such as sale of subsidiaries and restructuring costs.


                                  Products           Services           Corporate           Total
                            ------------------- ------------------ ------------------ ----------------
1999
 Revenues                           $7,630             $6,404              $ ---            $14,034
 Segment profit (loss)                 (61)            (1,123)             (1,912)           (3,096)

1998
 Revenues                           $7,795             $5,493              $ ---            $13,288
 Segment profit (loss)                (441)            (1,517)             (3,754)           (5,712)


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

         The Company has had net losses in each period of its operations since its inception, except for two quarters, and it had an accumulated deficit at June 30, 1999, of $135 million.

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

         Revenues for any period depend on the number, size and timing of license agreements. The size and timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the scope of the solutions to be licensed and the organizational and geographic scope of the licenses.

Also, the number, size and timing of license agreements may be affected by external factors such as general domestic and international business or economic conditions, including the effects of such conditions on the Company's customers and prospects, or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software product license revenues in any period.

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

Costs to Address Year 2000 Readiness Issues

         The calculation of costs incurred has been limited to bringing the Company's software products, and its own IT and non-IT systems to Year 2000 readiness or to accelerating replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The total cost of the Year 2000 readiness project is estimated at $740,000 and is being funded through operating cash flows. Of the total project cost, approximately $260,000 is attributable to enhancements of the Company's software products and the purchase of new IT and non-IT systems which will be capitalized. The remaining $480,000 which will be expensed as incurred, is not expected to have a material impact on the results of operations. To date, the Company has incurred approximately $650,000 ($200,000 capitalized and $450,000 expensed) related to the assessment and validation efforts on the Year 2000 readiness project and the development of a modification plan and purchase of new IT and non-IT systems and systems modifications.

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

Results of Operations - Six months ended June 30, 1999 and 1998

                   Revenues. Total revenues were $14.0 million and $13.3 million for the six months ended June 30, 1999 and 1998, respectively. The $700,000 increase in revenue was the result of a decrease in product revenue of $200,000, or 2%, offset by an increase in service revenue of $900,000, or 17%. The decrease in product revenue was attributable to postponed contracts from prospective government and banking customers who have delayed implementation of new systems due to fiscal funding appropriations or completion of Year 2000 readiness. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales decreased 1 percentage point for the six months ended June 30, 1999, compared to the same period in 1998, as cost of products sold increased from 47% to 48% of sales. The decrease in product sales margins from 53% to 52% was primarily due to the increased sales mix of hardware. Profit margins for service sales increased 4 percentage points for the six months ended June 30, 1999, compared to the same period in 1998, as the cost of services decreased from 69% to 65% of sales. The increase in service sales margins from 31% to 35% was due to the Company's continued emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $5.3 million, or 38% of revenue, for the six months ended June 30, 1999, compared to $5.8 million, or 44% of revenue, for the same period in 1998. The decrease of $500,000, or 9%, was the result of reduced sales expenses attributable to the decrease in product revenue combined with continuing cost reduction efforts by the Company.

                   General and administrative. G&A expenses were $1.9 million, or 14% of revenue, for the six months ended June 30, 1999, compared to $2.3 million, or 17% of revenue, for the same period in 1998. The decrease of $400,000, or 15%, was due to the Company's continued cost reduction efforts.

                   Product development. The Company's expenditures on software research and development activities ("R&D") for the six months ended June 30, 1999, were $2.9 million, of which $800,000 was capitalized and $2.1 million was expensed. R&D expenditures for the same period in 1998 were $2.7 million, of which $700,000 was capitalized and $2.0 million was expensed. The $200,000 increase in research and development expenditures was attributable to the development of the Company's new TREEV 2000 Suite of integrated document management software, which was completed in April 1999.

                   Restructuring costs. During the second quarter 1998, the Company committed to a plan of restructuring and incurred a charge of $1.5 million.

                   Net loss. The Company's net loss for the six months ended June 30, 1999, was $3.1 million as compared to $5.8 million for the comparable period in 1998. The net loss decrease of $2.7 million was due to a $1.2 million decrease in net loss from the Company's continuing operations, which was primarily attributable to the decrease in sales and marketing and G&A expenses, and the $1.5 million restructuring charge incurred in the second quarter of 1998.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $3.8 million, or $.30 per share, for the six months ended June 30, 1999, as compared to $6.4 million or $.94 per share, for the comparable period in 1998. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding.

Results of Operations - Three months ended June 30, 1999 and 1998

                   Revenues. Total revenues were $8.1 million and $7.1 million for the three months ended June 30, 1999 and 1998, respectively. The $1.0 million increase in revenue was the result of an increase in product revenue of $500,000, or 13%, and an increase in service revenue of $500,000, or 16%. The increase in product revenue was attributable to the receipt of postponed contracts from the first quarter of 1999 by banking customers who had delayed implementation of new systems due to completion of Year 2000 readiness. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales decreased 6 percentage points for the three months ended June 30, 1999, compared to the same period in 1998, as cost of products sold increased from 43% to 49% of sales. The decrease in product sales margins from 57% to 51% was primarily due to the increased sales mix of hardware. Profit margins for service sales increased 5 percentage points for the three months ended June 30, 1999, compared to the same period in 1998, as the cost of services decreased from 68% to 63% of sales. The increase in service sales margins from 32% to 37% was due to the Company's continued emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $2.8 million, or 34% of revenue, for the three months ended June 30, 1999, compared to $3.1 million, or 44% of revenue, for the same period in 1998. The decrease of $300,000, or 11%, was the result of continuing cost reduction efforts by the Company.

                   General and administrative. G&A expenses were $1.0 million, or 12% of revenue, for the three months ended June 30, 1999, compared to $1.1 million, or 15% of revenue, for the same period in 1998. The decrease of $100,000, or 10%, was due to the Company's continued cost reduction efforts.

                   Product development. The Company's expenditures on software R&D activities for the three months ended June 30, 1999, were $1.5 million, of which $200,000 was capitalized and $1.3 million was expensed. R&D expenditures for the same period in 1998 were $1.4 million, of which $400,000 was capitalized and $1.0 million was expensed. The $200,000 decrease in capitalized R&D was attributable to the timing and varying stages of completion in the development cycle of the Company's software.

                   Restructuring costs. During the second quarter 1998, the Company committed to a plan of restructuring and incurred a charge of $1.5 million.

                   Net loss. The Company's net loss for the three months ended June 30, 1999, was $1.3 million as compared to $3.3 million for the comparable period in 1998. The net loss decrease of $2.0 million was due to a $500,000 decrease in net loss from the Company's continuing operations, which was primarily attributable to the decrease in sales and marketing and G&A expenses, and the $1.5 million restructuring charge incurred in the second quarter of 1998.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $1.7 million, or $.13 per share, for the three months ended June 30, 1999, as compared to $3.7 million or $.50 per share, for the comparable period in 1998. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had $1.7 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 1998. Net working capital was $(400,000) at June 30, 1999, and $2.5 million at December 31, 1998.

         For the six months ended June 30, 1999, the $100,000 increase in cash and cash equivalents resulted from $3.4 million in cash used in operating activities and $900,000 in cash used in investing activities, offset by $4.4 million in cash provided by financing activities.

         The $3.4 million used by operating activities arose primarily with respect to the $3.1 million loss from operations and the $1.8 million decrease in deferred revenues, offset by the $1.1 million in depreciation and amortization. The $900,000 used in investing activities arose primarily from capitalized software development costs. The $4.4 million provided by financing activities arose primarily from the $800,000 proceeds from the issuance of Common Stock, the $2.0 million proceeds from the issuance of convertible notes and the $2.1 million in net borrowings of debt.

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

         During the first quarter of 1999, the Company issued 45,555 shares of Common Stock under the Company's Employee Stock Purchase Plan.

Item 3.           Changes Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on June 3, 1999, at which the Stockholders elected six directors, approved an increase to the number of shares which may be granted under the Amended and Restated 1997 Director Stock Option Plan, approved an increase to the number of shares which may be granted under the Employee

Stock Purchase Plan, and ratified the selection of Ernst & Young LLP as the Company's independent accountants for the year ending December 31, 1999.

         The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee                                     For               Authority Withheld

Edwin A. Adams..........................12,480,565                    51,375
Robert P. Bernardi.......................7,388,683                 5,143,257
John F. Burton..........................12,480,565                    51,375
James J. Leto...........................12,480,315                    51,625
C. Alan Peyser..........................12,480,565                    51,375
Michael J. Smith........................12,480,565                    51,375

         With respect to the proposal to approve an increase to the number of shares which may be granted under the Amended and Restated 1997 Director Stock Option Plan, 11,257,924 shares were voted for the proposal, 1,207,206 against the proposal and 66,808 were withheld.

         With respect to the proposal to approve an increase to the number of shares which may be granted under the Employee Stock Purchase Plan, 11,398,667 shares were voted for the proposal, 1,065,744 against the proposal and 67,529 were withheld.

         In connection with the ratification of the selection of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 1999, 12,211,318 shares were voted in favor of the ratification, 73,501 against the ratification and 22,121 abstained.

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


                                                   TREEV, INC.
                                                  (Registrant)



Date:  August 4, 1999                     By /s/ Thomas A. Wilson
                                          -------------------------------------
                                          Thomas A. Wilson
                                          President and Chief Executive Officer


Date:  August 4, 1999                     By /s/ Brian H. Hajost
                                          -------------------------------------
                                          Brian H. Hajost
                                          Executive Vice President of Finance
                                          and Administration