Form 10-Q
period 1999-09-30
TREEV INC
filed 1999-11-12
CIK 883946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,903,514 shares of common stock, $.0001 par value, as of September 30, 1999.

                                   TREEV, INC.

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

             Consolidated Balance Sheets at September 30, 1999
             (unaudited) and December 31, 1998                             2

             Consolidated Statements of Operations (unaudited) for
             the three months ended September 30, 1999 and 1998            3

             Consolidated Statements of Operations (unaudited) for
             the nine months ended September 30, 1999 and 1998             4

             Consolidated Statement of Changes in Stockholders' Equity
             (unaudited) for the nine months ended September 30, 1999      5

             Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 1999 and 1998         6

             Notes to Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                17

Item 6.  Exhibits and Reports on Form 8-K.                                 17

                                   TREEV, INC.
                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                     September 30,  December 31,
                                                          1999          1998
                                                      ------------  ------------
                                                      (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                             $     528    $   1,645
   Accounts and notes receivable, net                       13,748       11,419
   Inventories                                               1,138          911
   Prepaid expenses and other                                1,008          490
                                                         ---------    ---------
        Total current assets                                16,422       14,465
Fixed assets, net                                            1,160        1,578
Long-term notes receivable, net                                 26           47
Software development costs, net                              3,453        2,978
Goodwill, net                                                  208          332
Other assets                                                   116          122
                                                         ---------    ---------
          Total assets                                   $  21,385    $  19,522
                                                         =========    =========



                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and
     obligations under capital leases                    $   4,501    $     342
    Accounts payable                                         2,636        2,327
    Accrued compensation and expenses                        1,377        1,448
    Deferred revenue                                         3,775        5,887
    Other accrued expenses                                   2,259        1,945
                                                         ---------    ---------
          Total current liabilities                         14,548       11,949
Long-term debt and obligations under
 capital leases                                                 20           43
                                                         ---------    ---------
          Total liabilities                                 14,568       11,992
Stockholders' equity:
    Convertible preferred stock,
     $.0001 par value, 20,000,000 shares
     authorized; 1,610,025 shares issued
     and outstanding                                          --           --
    Common stock, $.0001 par value,
     100,000,000 shares authorized;
     13,903,514 and 12,367,888 shares
     issued and outstanding                                      1            1
    Additional paid-in-capital                             141,317      139,310
    Accumulated deficit                                   (134,501)    (131,781)
                                                         ---------    ---------
          Total stockholders' equity                         6,817        7,530
                                                         ---------    ---------
          Total liabilities and
           stockholders' equity                          $  21,385    $  19,522
                                                         =========    =========





   The accompanying notes are an integral part of these financial statements.
                                      -2-

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                               Three Months Ended September 30,
                                                       1999            1998
                                                   ------------    ------------

Revenue:
  Products                                         $      5,604    $      3,466
  Services                                                3,400           2,902
                                                   ------------    ------------
                                                          9,004           6,368
                                                   ------------    ------------
Costs and expenses:
  Cost of products sold                                   1,582           1,527
  Cost of services provided                               2,137           1,847
  Sales and marketing                                     2,758           2,748
  General and administrative                                873             925
  Product development                                     1,099             966
                                                   ------------    ------------
                                                          8,449           8,013
                                                   ------------    ------------
Income (loss) before investment and
 interest income and income taxes                           555          (1,645)
  Interest (expense) income, net                           (133)              3
                                                   ------------    ------------
Income (loss) before income taxes                           422          (1,642)
  Income tax benefit                                       --              --
                                                   ------------    ------------
Net income (loss)                                           422          (1,642)
                                                   ------------    ------------

Preferred stock dividends                                  (337)           (337)
                                                   ------------    ------------
Net income (loss) applicable to common shares      $         85    $     (1,979)
                                                   ============    ============

Net income (loss) per common share                 $       0.01    $      (0.24)
                                                   ============    ============

Weighted average shares outstanding                  12,851,866       8,248,327
                                                   ============    ============

Net income (loss) per common share
 - assuming dilution                               $       0.01    $      (0.24)
                                                   ============    ============

Weighted average shares outstanding
 - assuming dilution                                 15,542,754       8,248,327
                                                   ============    ============








   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                     1999              1998
                                                 ------------      ------------

Revenue:
  Products                                       $     13,234      $     11,260
  Services                                              9,803             8,395
                                                 ------------      ------------
                                                       23,037            19,655
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 5,278             5,188
  Cost of services provided                             6,310             5,633
  Sales and marketing                                   8,055             8,585
  General and administrative                            2,786             3,175
  Product development                                   3,150             2,927
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                       25,579            27,013
                                                 ------------      ------------
Loss before investment and
 interest income and income taxes                      (2,542)           (7,358)
  Interest expense, net                                  (178)              (58)
                                                 ------------      ------------
Loss before income taxes                               (2,720)           (7,416)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (2,720)           (7,416)
                                                 ------------      ------------

Preferred stock dividends                              (1,011)           (1,011)
                                                 ------------      ------------
Net loss applicable to common shares             $     (3,731)     $     (8,427)
                                                 ============      ============

Net loss per common share                        $      (0.29)     $      (1.13)
                                                 ============      ============

Weighted average shares outstanding                12,792,448         7,489,378
                                                 ============      ============











   The accompanying notes are an integral part of these financial statements.
                                      -4-


                                   TREEV, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine months ended September 30, 1999
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                       Additional
                               Preferred Stock               Common Stock                paid-in         Accumulated
                              Shares       Amt.           Shares        Amt.             capital           Deficit          Total
                            ------------------------   ---------------------------   ----------------  ----------------   ---------

Balance December 31, 1998   1,610,025     $ -          12,367,888       $ 1          $ 139,310           $ (131,781)        $ 7,530

Issuance of common stock,
 net of offering costs of $71                             492,749                          854                                  854

Conversion of convertible notes                         1,042,877                        2,092                                2,092

Issuance of warrants                                                                        72                                   72

Dividends on preferred stock                                                            (1,011)                              (1,011)

Net loss                                                                                                     (2,720)         (2,720)
                            ------------------------   ---------------------------   ----------------  ----------------   ---------

Balance September 30, 1999  1,610,025     $ -          13,903,514       $ 1          $ 141,317           $ (134,501)        $ 6,817
                            ========================   ===========================   ================  ================   =========













   The accompanying notes are an integral part of these financial statements.


                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Nine months Ended September 30,
                                                                                                        1999                   1998
                                                                                                      -------               -------
                                                                                                             (In thousands)
Cash flows from operating activities:
    Net loss                                                                                         $ (2,720)             $ (7,416)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                             1,703                 1,762
              Restructuring costs                                                                        --                   1,505
              Other non-cash adjustments                                                                  223                    77
              Changes in assets and liabilities:
                        Accounts and notes receivable                                                  (2,593)                1,536
                        Inventories                                                                      (227)                 (105)
                        Prepaid expenses and other                                                       (301)                    2
                        Accounts payable                                                                  310                   (80)
                        Accrued expenses                                                                 (138)                 (618)
                        Deferred revenues                                                              (2,112)                  250
                                                                                                     --------              --------
Net cash (used in) operating activities                                                                (5,855)               (3,087)
                                                                                                     --------              --------

Cash flows from investing activities:
     Software development costs                                                                        (1,252)               (1,072)
     Purchases of fixed assets                                                                           (384)                 (548)
     Cash received from business divestitures and related costs                                           285                 7,230
                                                                                                     --------              --------
Net cash (used in) provided by investing activities                                                    (1,351)                5,610
                                                                                                     --------              --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                                          854                 4,318
     Proceeds from issuance of preferred stock, net                                                      --                   9,707
     Cash dividends paid on preferred stock                                                              (674)                 (337)
     Redemption of  Redeemable Series F preferred stock                                                  --                  (6,548)
     Redemption of convertible preferred stock                                                           --                  (7,085)
     Proceeds from issuance of convertible notes                                                        1,997                  --
     Redemption of convertible notes                                                                     (200)               (1,500)
     Proceeds from issuance of subordinated notes                                                       1,100                  --
     Borrowings of debt                                                                                14,862                  --
     Repayments of debt                                                                               (11,745)                 --
     Principal payments on capital lease obligations                                                     (105)                 (603)
                                                                                                     --------              --------
Net cash provided by (used in) financing activities                                                     6,089                (2,048)
                                                                                                     --------              --------

Net (decrease) increase in cash and cash equivalents                                                   (1,117)                  475
Cash and cash equivalents at beginning of year                                                          1,645                 3,816
                                                                                                     --------              --------
Cash and cash equivalents at September 30,                                                           $    528              $  4,291
                                                                                                     ========              ========

Supplemental Cash Flow Information:
     Interest paid                                                                                   $    144              $    191
                                                                                                     ========              ========


   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the nine-month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


2.   LINE OF CREDIT

During the first quarter of 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate equal to prime plus 2%. The current interest rate at September 30, 1999, was 10.25%. The agreement shall remain in effect until February 28, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. At September 30, 1999, the Company had $3,301,000 outstanding under the line of credit.

3.       CONVERTIBLE NOTES REDEMPTION

During the first quarter of 1999, the Company redeemed in cash the remaining $200,000 of the 8% Convertible Notes (the "Notes") due August 20, 2002. At September 30, 1999, all of the Notes had been converted or redeemed.

4.       ISSUANCE OF COMMON STOCK

During the first quarter of 1999, the Company completed a private placement of 388,500 shares of Common Stock pursuant to Regulation D under the Securities Act of 1933, as amended. Proceeds from the offering were $777,000 and offering costs were approximately $71,000.

During the first and third quarters of 1999, the Company issued 45,555 and 30,510 shares, respectively, of Common Stock under the Company's Employee Stock Purchase Plan ("the Plan"). Employees can choose to have up to 10% of their annual earnings withheld to purchase the Company's Common Stock. Under the terms of the Plan, there are two six-month offering periods beginning on January 1st and July 1st of each year during which employees can participate. The purchase price is determined by taking 85% of the lower of (a) the average of the high and low market prices on the offering commencement date and (b) the average of the high and low market prices on the offering termination date. The terms of the Plan require that the purchaser hold the shares purchased under the Plan for a minimum of six months from the date the offering period ends.

5.       ISSUANCE OF CONVERTIBLE NOTES

During the second quarter of 1999, the Company issued, pursuant to Regulation D under the Securities Act of 1933, as amended, 8% Convertible Notes (the "Convertible Notes") due October 1, 1999, totaling $2,000,000, together with warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share. The Company estimated the fair value of the warrants to be approximately $50,000 in the aggregate and has recognized this additional borrowing cost over the term of the Convertible Notes pursuant to the effective interest rate method. After giving consideration to the stated interest rate and the estimated fair value of the warrants at the issuance date, the Company's effective interest rate related to the Convertible Notes was approximately 14.9%. The Convertible Notes were convertible, at the Company's election, into Common Stock at a conversion price of $2.00 per share. On September 30, 1999, the Convertible Notes and related interest were converted into 1,042,877 shares of Common Stock.

6.       ISSUANCE OF SUBORDINATED PROMISSORY NOTES

During the third quarter of 1999, the Company issued a 14% Subordinated Promissory Note (the "Promissory Note") due June 1, 2000, totaling $1,100,000. The Promissory Note is subordinated to the Company's revolving line of credit and is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. Interest payments are due monthly and the Promissory Note may be prepaid at any time without premium or penalty.

7.       BUSINESS SEGMENTS

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

software maintenance contracts, installation, training, and customization. The following table sets forth summarized financial information concerning the Company's reportable segments for the periods ended September 30, 1999 and 1998 (in thousands). The "Corporate" column includes corporate related items and expenses not allocated to reportable segments, such as sale of subsidiaries and restructuring costs.


                                      Products           Services           Corporate           Total
                                 ------------------- ------------------ ------------------ ----------------
1999
    Revenues                          $13,234             $9,803              $ ---            $23,037
    Segment profit (loss)              $1,519             (1,275)             (2,786)           (2,542)
1998
    Revenues                          $11,260             $8,395              $ ---            $19,655
    Segment profit (loss)                (523)            (2,155)             (4,680)           (7,358)



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

         The Company has had net losses in each period of its operations since its inception, except for three quarters, and it had an accumulated deficit at September 30, 1999 of $135 million.

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

         Revenues for any period depend on the number, size and timing of license agreements. The size and timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the scope of the solutions to be licensed and the organizational and geographic scope of the licenses. Also, the number, size and timing of license agreements may be affected by external factors including the effects of such conditions on the Company's customers and prospects, or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software product license revenues in any period.

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

State of Readiness

         The Company became aware in 1997 of its potential Year 2000 issues and established a plan to assess its Year 2000 issues and develop an overall strategy. In 1998, the Company began an assessment of its products, its own information technology ("IT") and non-IT systems and the Company's vendors to determine whether they are or will be Year 2000 ready. To ensure that the IT and non-IT systems are, or will be, Year 2000 ready, surveys of the Company's products, services and systems were conducted. These included: audits and analyses of the Company's internal IT systems including hardware and software; assessment of critical non-IT systems; and surveys on principal vendors as to Year 2000 readiness. The Company identified several internal IT and non-IT systems that were not Year 2000 ready. These internal systems have either been replaced or modified with Year 2000 ready systems or will be upgraded to the Year 2000 ready product. All internal system upgrades are expected to be completed by the fourth quarter of 1999. The Company has received written assurances from material principal vendors as to Year 2000 readiness within that timeframe.

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

Costs to Address Year 2000 Readiness Issues

         The calculation of costs incurred has been limited to bringing the Company's software products, and its own IT and non-IT systems to Year 2000 readiness or to accelerating replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The total cost of the Year 2000 readiness project is estimated at $730,000 and is being funded through operating cash flows. Of the total project cost, approximately $255,000 is attributable to enhancements of the Company's software products and the purchase of new IT and non-IT systems which will be capitalized. The remaining $475,000 which will be expensed as incurred, is not expected to have a material impact on the results of operations. To date, the Company has incurred approximately $665,000 ($465,000 expensed and $200,000 capitalized) related to the assessment and validation efforts on the Year 2000 readiness project and the development of a modification plan and purchase of new IT and non-IT systems and systems modifications.

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

Results of Operations - Nine months ended September 30, 1999 and 1998

                   Revenues. Total revenues were $23.0 million and $19.7 million for the nine months ended September 30, 1999 and 1998, respectively. The $3.3 million increase in revenue was the result of an increase in product revenue of $1.9 million, or 18%, and an increase in service revenue of $1.4 million, or 17%. The increase in product revenue was attributable to continued growth of the Company's direct and indirect channels along with the introduction of the eTREEV product technology. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales increased 6% for the nine months ended September 30, 1999, compared to the same period in 1998, as cost of products sold decreased from 46% to 40% of sales. The increase in product sales margins from 54% to 60% was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 3% for the nine months ended September 30, 1999, as compared to the same period in 1998, as the cost of services decreased from 67% to 64% of sales. The increase in service sales margins from 33% to 36% was due to the Company's continued emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $8.1 million or 35% of revenue, for the nine months ended September 30, 1999, compared to $8.6 million, or 44% of revenue, for the same period in 1998. The decrease of $500,000, or 6%, was the result of continuing cost reduction efforts by the Company.

                   General and administrative. G&A expenses were $2.8 million, or 12% of revenue, for the nine months ended September 30, 1999, compared to $3.2 million, or 16% of revenue, for the same period in 1998. The decrease of $400,000, or 12%, was due to the Company's continued cost reduction efforts.

                   Product development. The Company's expenditures on software research and development activities ("R&D") for the nine months ended September 30, 1999, were $4.4 million, of which $1.3 million was capitalized and $3.1 million was expensed. R&D expenditures for the same period in 1998 were $4.0 million, of which $1.1 million was capitalized and $2.9 million was expensed. The $400,000 increase in R&D expenditures was primarily attributable to the development of the Company's new eTREEV product technology.

                   Net loss. The Company's net loss for the nine months ended September 30, 1999, was $(2.7) million as compared to $(7.4) million for the comparable period in 1998. The net loss decrease of $4.7 million was due to a $4.8 million decrease in net loss from the Company's continuing operations, which was primarily attributable to the increase in gross margins, the decrease in sales and marketing and G&A expenses, and the $1.5 million restructuring charge incurred in the second quarter of 1998.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $(3.7) million, or $(0.29) per share, for the nine months ended September 30, 1999, as compared to $(8.4) million, or $(1.13) per share, for the comparable period in 1998. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding.

Results of Operations - Three months ended September 30, 1999 and 1998

                   Revenues. Total revenues were $9.0 million and $6.4 million for the three months ended September 30, 1999 and 1998, respectively. The $2.6 million increase in revenue was the result of an increase in product revenue of $2.1 million, or 62%, and an increase in service revenue of $500,000, or 17%. The increase in product revenue was attributable to continued growth of the Company's direct and indirect channels along with the introduction of the eTREEV product technology. The increase in service revenues was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales increased 16% for the three months ended September 30, 1999, compared to the same period in 1998, as cost of products sold decreased from 44% to 28% of sales. The increase in product sales margins from 56% to 72% was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 1% for the three months ended September 30, 1999, compared to the same period in 1998, as the cost of services decreased from 64% to 63% of sales. The increase in service sales margins from 36% to 37% was due to the Company's continued emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $2.7 million, or 31% of revenue, for the three months ended September 30, 1999, compared to $2.7 million, or 43% of revenue, for the same period in 1998. The associated expenses remained stable over the comparable periods.

                   General and administrative. G&A expenses were $900,000, or 10% of revenue, for the three months ended September 30, 1999, compared to $900,000, or 15% of revenue, for the same period in 1998. The associated expenses remained stable over the comparable periods.

                   Product development. The Company's expenditures on software R&D activities for the three months ended September 30, 1999, were $1.5 million, of which $400,000 was capitalized and $1.1 million was expensed. R&D expenditures for the same period in 1998 were $1.3 million, of which $300,000 was capitalized and $1.0 million was expensed. The $200,000 increase in R&D expenditures was primarily attributable to the development of the Company's new eTREEV product technology.

                   Net income (loss). The Company's net income for the three months ended September 30, 1999, was $400,000 as compared to a $(1.6) million net loss for the comparable period in 1998. The net loss decrease of $2.0 million was due to a $2.2 million decrease in net loss from the Company's continuing operations, which was primarily attributable to the increase in gross margins.

                   Net income (loss) applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net income applicable to common shares was $85,000, or $.01 per share, for the three months ended September 30, 1999, as compared to a net loss of $(2.0) million, or $(0.24) per share, for the comparable period in 1998. The decrease in net loss applicable to common shares was attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding.


Liquidity and Capital Resources

         As of September 30, 1999, the Company had $528,000 in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 1998. Net working capital was $1.9 million at September 30, 1999, and $2.5 million at December 31, 1998.

         For the nine months ended September 30, 1999, the $1.1 million decrease in cash and cash equivalents resulted from $6.1 million in cash generated by financing activities, offset by $5.9 million used to fund operating activities and $1.3 million in cash used to fund investing activities.

         The $6.1 million provided by financing activities arose primarily from the issuance of the convertible notes and the subordinated notes along with the draws under the Company's revolving line of credit. The $5.9 million used by operating activities arose primarily with respect to the $2.7 million net loss from operations, offset by the

$1.7 million in depreciation and amortization charges, the $2.6 million increase in accounts receivable and the $2.1 million decrease in deferred revenues. The $1.3 million used by investing activities arose primarily from the $1.3 million in capitalized software development cost.

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

Item 2.           Changes in Securities

         During the first quarter of 1999, the Company completed a private placement of 388,500 shares of Common Stock pursuant to Regulation D under the Securities Act of 1933, as amended. Proceeds from the offering were $777,000.

         During the first and third quarters of 1999, the Company issued 45,555 and 30,510 shares, respectively, of Common Stock under the Company's Employee Stock Purchase Plan.

         During the second quarter of 1999, the Company issued 8% Convertible Notes (the "Convertible Notes") totaling $2,000,000 pursuant to Regulation D under the Securities Act of 1933, as amended. During the third quarter of 1999, the Convertible Notes and related interest were converted into 1,042,877 shares of Common Stock.

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


                                                      TREEV, INC.
                                                     (Registrant)


Date:  November 12, 1999           By /s/ Thomas A. Wilson
                                      ------------------------------------------
                                      Thomas A. Wilson
                                      President and Chief Executive Officer


Date:  November 12, 1999           By /s/ Brian H. Hajost
                                      ------------------------------------------
                                      Brian H. Hajost
                                      Executive Vice President of Finance
                                      and Administration