Form 10-Q/A
period 1999-03-31
TREEV INC
filed 2000-03-28
CIK 883946

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

                                 TREEV, INC.
                                BALANCE SHEETS
              (In thousands, except share and per share amounts)



                                                        March 31,   December 31,
                                                          1999           1998
                                                       ---------      ---------
                                                      (Unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents                            $   2,642      $   1,645
  Accounts and notes receivable, net                       9,741         11,419
  Inventories                                                844            911
  Prepaid expenses and other                                 723            490
                                                       ---------      ---------
    Total current assets                                  13,950         14,465
Fixed assets, net                                          1,341          1,578
Long-term notes receivable, net                               40             47
Software development costs, net                            3,420          2,978
Goodwill, net                                                291            332
Other assets                                                 122            122
                                                       ---------      ---------
    Total assets                                       $  19,164      $  19,522
                                                       =========      =========


                      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current debt maturities and
   obligations under capital leases                    $   2,159      $     342
  Accounts payable                                         2,129          2,327
  Accrued compensation and expenses                        1,035          1,448
  Deferred revenue                                         5,828          5,887
  Other accrued expenses                                   1,920          1,945
                                                       ---------      ---------
    Total current liabilities                             13,071         11,949
Long-term debt and obligations under
 capital leases                                               33             43
                                                       ---------      ---------
    Total liabilities                                     13,104         11,992
Commitments
Stockholders' equity:
  Convertible preferred stock,
   $.0001 par value, 20,000,000 shares
   authorized; 1,610,025 shares issued
   and outstanding                                          --             --
  Common stock, $.0001 par value,
   100,000,000 shares authorized;
   12,801,943 and 12,367,888 shares
   issued and outstanding                                      1              1
  Additional paid-in-capital                             139,750        139,310
  Accumulated deficit                                   (133,691)      (131,781)
                                                       ---------      ---------
    Total stockholders' equity                             6,060          7,530
                                                       ---------      ---------
    Total liabilities and
     stockholders' equity                              $  19,164      $  19,522
                                                       =========      =========





   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                    1999               1998
                                                ------------       ------------

Revenues:
  Products                                      $      2,438       $      3,539
  Services                                             3,092              2,661
                                                ------------       ------------
                                                       5,530              6,200
                                                ------------       ------------
Costs and expenses:
  Cost of products sold                                1,364              1,815
  Cost of services provided                            2,093              1,845
  Sales and marketing                                  2,397              2,734
  General and administrative                             777              1,176
  Product development                                    808                996
                                                ------------       ------------
                                                       7,439              8,566
                                                ------------       ------------
Loss before interest (expense)
 income and income taxes                              (1,909)            (2,366)
  Interest (expense) income, net                          (1)               (68)
                                                ------------       ------------
Loss before income taxes                              (1,910)            (2,434)
  Income tax benefit                                    --                 --
                                                ------------       ------------
Net loss                                              (1,910)            (2,434)
                                                ------------       ------------

Preferred stock dividends                               (337)              (337)
                                                ------------       ------------
Net loss applicable to
 common shares                                  $     (2,247)      $     (2,771)
                                                ============       ============

Net loss per common share                       $      (0.18)      $      (0.40)
                                                ============       ============

Weighted average shares
 outstanding                                      12,750,410          6,872,014
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


                                                                                         Additional
                                          Preferred Stock           Common Stock           paid-in      Accumulated
                                          Shares       Amt.       Shares        Amt.       capital        Deficit        Total
                                      ---------------------   -----------------------   ------------   ------------   ------------
Balance December 31, 1998               1,610,025     $ -      12,367,888       $ 1      $ 139,310      $(131,781)        $ 7,530

Issuance of common stock,
 net of offering costs of $71                                     434,055                      766                            766

Issuance of warrants                                                                            11                             11

Dividends on preferred stock                                                                  (337)                          (337)

Net loss                                                                                                   (1,910)         (1,910)
                                      ---------------------   -----------------------   ------------   ------------   ------------
Balance March 31, 1999                  1,610,025     $ -      12,801,943       $ 1      $ 139,750      $(133,691)        $ 6,060
                                      =====================   =======================   ============   ============   ============






   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three months ended March 31,
                                                         1999            1998
                                                       -------         -------
                                                           (In thousands)
Cash flows from operating activities:
  Net loss                                             $(1,910)        $(2,434)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                          522             636
    Other non-cash adjustments                              19              14
    Changes in assets and liabilities:
     Accounts and notes receivable                       1,590           2,413
     Inventories                                            67             (74)
     Prepaid expenses and other                           (183)            114
     Accounts payable                                     (198)            511
     Accrued expenses                                     (775)         (1,235)
     Deferred revenue                                      (59)          1,629
                                                       -------         -------
Net cash (used in) provided by
 operating activities                                     (927)          1,574
                                                       -------         -------

Cash flows from investing activities:
  Software development costs                              (617)           (353)
  Purchases of fixed assets                                (69)           (183)
  Cash received from business
   divestitures and related costs                           95           7,076
                                                       -------         -------
Net cash (used in) provided by
 investing activities                                     (591)          6,540
                                                       -------         -------

Cash flows from financing activities:
  Proceeds from issuance of common
      stock, net                                           766           1,049
  Redemption of Redeemable Series F
    preferred stock                                       --            (6,548)
  Redemption of convertible notes                         (200)         (1,300)
  Borrowings from revolving credit
   agreement                                             2,275            --
  Repayment of revolving credit
   agreement                                              (272)           --
  Principal payments on capital lease
   obligations                                             (54)           (320)
                                                       -------         -------
Net cash provided by (used in)
 financing activities                                    2,515          (7,119)
                                                       -------         -------

Net increase in cash and cash equivalents                  997             995
Cash and cash equivalents at
 beginning of year                                       1,645           3,816
                                                       -------         -------
Cash and cash equivalents at March 31,                 $ 2,642         $ 4,811
                                                       =======         =======

Supplemental Cash Flow Information:
     Interest paid                                     $    16         $   120




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


                                    Products           Services           Corporate           Total
                              ------------------- ------------------ ------------------ ----------------

1999
  Revenues                          $2,438             $3,092              $ ---            $5,530
  Segment profit (loss)               (339)              (793)              (777)           (1,909)

1998
  Revenues                          $3,539             $2,661              $ ---            $6,200
  Segment profit (loss)               (400)              (790)            (1,176)           (2,366)


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

Results of Operations - Three months ended March 31, 1999 and 1998

                   Revenues. Total revenues were $5.5 million and $6.2 million for the three months ended March 31, 1999 and 1998, respectively. The $700,000 decrease in revenue was the result of a decrease in product revenue of $1.1 million, or 31%, offset by an increase in service revenue of $400,000, or 16%. The decrease in product revenue was attributable to postponed contracts from prospective government and banking customers who have delayed implementation of new systems due to fiscal funding appropriations or completion of Year 2000 readiness. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit Margins. Profit margins for product sales decreased 5 percentage points for the three months ended March 31, 1999, compared to the same period in 1998, as cost of products sold increased from 51% to 56% of sales. The decrease in product sales margins from 49% to 44% was primarily due to the increased sales mix of hardware. Profit margins for service sales increased 2 percentage points for the three months ended March 31, 1999, compared to the same period in 1998, as the cost of services decreased from 70% to 68% of sales. The increase in service sales margins from 30% to 32% was due to the Company's increasing emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $2.4 million, or 43% of revenue, for the three months ended March 31, 1999, compared to $2.7 million, or 44% of revenue, for the same period in 1998. The decrease of $300,000, or 12%, was the result of reduced sales expenses attributable to the decrease in product revenue combined with continuing cost reduction efforts by the Company.

                   General and administrative. G&A expenses were $800,000, or 14% of revenue, for the three months ended March 31, 1999, compared to $1.2 million, or 19% of revenue, for the same period in 1998. The decrease of $400,000, or 34%, was due to the Company's continued cost reduction efforts.

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

                   Net loss. The Company's net loss for the three months ended March 31, 1999, was $1.9 million as compared to $2.4 million for the comparable period of 1998. The net loss decrease of $500,000 in the first quarter of 1999 as compared to the same period in 1998 was due to the decreases in sales and marketing and G&A expenses described above.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $2.2 million, or $0.18 per share, for the three months ended March 31, 1999, as compared to $2.8 million or $0.40 per share, for the comparable period in 1998. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above.


Liquidity and Capital Resources

         As of March 31, 1999, the Company had $2.6 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 1998. Net working capital was $900,000 at March 31, 1999 and $2.5 million at December 31, 1998.

         For the three months ended March 31, 1999, the $1.0 million increase in cash and cash equivalents resulted from $900,000 in cash used in operating activities and $600,000 in cash used in investing activities, offset by $2.5 million in cash provided by financing activities.

         The $900,000 used in operating activities arose primarily from the $1.9 million loss from operations, the $800,000 decrease in accrued expenses, offset by the $1.6 million increase in accounts and notes receivable. The $600,000 used in investing activities arose primarily from capitalized software development costs. The $2.5 million provided by financing activities arose primarily from the $700,000 proceeds from the issuance of Common Stock and the $2.0 million in borrowings under the revolving line of credit.

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


                                         TREEV, INC.
                                        (Registrant)


Date:  March 28, 2000                  By /s/ Thomas A. Wilson
                                       --------------------------------
                                          Thomas A. Wilson
                                          President and Chief Executive Officer


Date:  March 28, 2000                  By /s/ Brian H. Hajost
                                       --------------------------------
                                          Brian H. Hajost
                                          Executive Vice President, Finance and
                                          Corporate Development