Form 10-Q/A
period 1999-06-30
TREEV INC
filed 2000-03-28
CIK 883946

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

                                   TREEV, INC.
                                   Form 10-Q/A


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

                                 TREEV, INC.
                               BALANCE SHEETS
             (In thousands, except share and per share amounts)



                                                         June 30,   December 31,
                                                          1999          1998
                                                       -----------  -----------
                                                       (Unaudited)
                                   ASSETS

Current assets:
   Cash and cash equivalents                             $   1,741    $   1,645
   Accounts and notes receivable, net                       10,721       11,419
   Inventories                                                 567          911
   Prepaid expenses and other                                  780          490
                                                         ---------    ---------
        Total current assets                                13,809       14,465
Fixed assets, net                                            1,275        1,578
Long-term notes receivable, net                                 33           47
Software development costs, net                              3,352        2,978
Goodwill, net                                                  249          332
Other assets                                                   126          122
                                                         ---------    ---------
          Total assets                                   $  18,844    $  19,522
                                                         =========    =========


                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and
     obligations under capital leases                    $   4,502    $     342
    Accounts payable                                         2,933        2,327
    Accrued compensation and expenses                        1,003        1,448
    Deferred revenue                                         4,111        5,887
    Other accrued expenses                                   1,874        1,945
                                                         ---------    ---------
          Total current liabilities                         14,423       11,949
Long-term debt and obligations
 under capital leases                                           26           43
                                                         ---------    ---------
          Total liabilities                                 14,449       11,992
Commitments
Stockholders' equity:
    Convertible preferred stock,
     $.0001 par value, 20,000,000 shares
     authorized; 1,610,025 shares issued
     and outstanding                                          --           --
    Common stock, $.0001 par value,
     100,000,000 shares authorized;
     12,806,943 and 12,367,888 shares
     issued and outstanding                                      1            1
    Additional paid-in-capital                             139,482      139,310
    Accumulated deficit                                   (135,088)    (131,781)
                                                         ---------    ---------
          Total stockholders' equity                         4,395        7,530
                                                         ---------    ---------
          Total liabilities and
           stockholders' equity                          $  18,844    $  19,522
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                     1999              1998
                                                 ------------      ------------

Revenue:
  Products                                       $      4,601      $      4,244
  Services                                              3,312             2,844
                                                 ------------      ------------
                                                        7,913             7,088
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 2,361             1,846
  Cost of services provided                             2,080             1,941
  Sales and marketing                                   2,726             3,103
  General and administrative                              855             1,075
  Product development                                   1,244               965
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                        9,266            10,435
                                                 ------------      ------------
Loss before interest (expense)
 income and income taxes                               (1,353)           (3,347)
  Interest (expense) income, net                          (44)                6
                                                 ------------      ------------
Loss before income taxes                               (1,397)           (3,341)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (1,397)           (3,341)
                                                 ------------      ------------

Preferred stock dividends                                (337)             (337)
                                                 ------------      ------------
Net loss applicable to common shares             $     (1,734)     $     (3,678)
                                                 ============      ============

Net loss per common share                        $      (0.14)     $      (0.50)
                                                 ============      ============

Weighted average shares outstanding                12,803,488         7,332,704
                                                 ============      ============






   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                     1999              1998
                                                 ------------      ------------

Revenue:
  Products                                       $      7,040      $      7,795
  Services                                              6,404             5,493
                                                 ------------      ------------
                                                       13,444            13,288
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 3,726             3,661
  Cost of services provided                             4,173             3,786
  Sales and marketing                                   5,122             5,837
  General and administrative                            1,633             2,250
  Product development                                   2,051             1,961
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                       16,705            19,000
                                                 ------------      ------------
Loss before interest (expense)
 income and income taxes                               (3,261)           (5,712)
  Interest (expense) income, net                          (46)              (62)
                                                 ------------      ------------
Loss before income taxes                               (3,307)           (5,774)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (3,307)           (5,774)
                                                 ------------      ------------

Preferred stock dividends                                (674)             (674)
                                                 ------------      ------------
Net loss applicable to common shares             $     (3,981)     $     (6,448)
                                                 ============      ============

Net loss per common share                        $      (0.31)     $      (0.94)
                                                 ============      ============

Weighted average shares outstanding                12,777,096         6,829,092
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


                                   TREEV, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six months ended June 30, 1999
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                                      Additional
                                   Preferred Stock             Common Stock             paid-in      Accumulated
                                  Shares       Amt.          Shares        Amt.         capital         Deficit        Total
                               ------------------------   ------------------------   -------------   -----------   ------------

Balance December 31, 1998         1,610,025     $ -         12,367,888       $ 1       $ 139,310      $(131,781)       $ 7,530

Issuance of common stock,
 net of offering costs of $71                                  439,055                       774                           774

Issuance of warrants                                                                          72                            72

Dividends on preferred stock                                                                (674)                         (674)

Net loss                                                                                                 (3,307)        (3,307)
                               ------------------------   ------------------------   ------------   ------------   ------------
Balance June 30, 1999             1,610,025     $ -         12,806,943       $ 1       $ 139,482      $(135,088)       $ 4,395
                               ========================   ========================   ============   ============   ============



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six months ended June 30,
                                                          1999           1998
                                                       ---------      ---------
                                                             (In thousands)

Cash flows from operating activities:
  Net loss                                             $  (3,307)     $  (5,774)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                         1,124          1,221
     Restructuring costs                                    --            1,505
     Other non-cash adjustments                               82             40
     Changes in assets and liabilities:
       Accounts and notes receivable                         516          1,429
       Inventories                                           344             31
       Prepaid expenses and other                            (83)           111
       Accounts payable                                      606           (320)
       Accrued expenses                                     (896)          (374)
       Deferred revenue                                   (1,776)         1,347
                                                       ---------      ---------
Net cash used in operating activities                     (3,390)          (784)
                                                       ---------      ---------

Cash flows from investing activities:
  Software development costs                                (850)          (751)
  Purchases of fixed assets                                 (262)          (473)
  Cash received from business
   divestitures and related costs                            196          7,230
                                                       ---------      ---------
Net cash (used in) provided by
 investing activities                                       (916)         6,006
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of
   common stock, net                                         774          3,423
  Cash dividends paid on
   preferred stock                                          (337)          --
  Redemption of Redeemable
   Series F preferred stock                                 --           (6,548)
  Proceeds from issuance of
   convertible notes                                       2,150           --
  Redemption of convertible notes                           (200)        (1,300)
  Borrowings of debt                                       8,029           --
  Repayments of debt                                      (5,927)          --
  Principal payments on capital
   lease obligations                                         (87)          (521)
                                                       ---------      ---------
Net cash provided by (used in)
 financing activities                                      4,402         (4,946)
                                                       ---------      ---------

Net increase in cash and cash equivalents                     96            276
Cash and cash equivalents at
 beginning of year                                         1,645          3,816
                                                       ---------      ---------
Cash and cash equivalents at June 30,                  $   1,741      $   4,092
                                                       =========      =========

Supplemental Cash Flow Information:
     Interest paid                                     $      67      $     156




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


                                  Products           Services           Corporate           Total
                            ------------------- ------------------ ------------------ ----------------
1999
 Revenues                           $7,040             $6,404              $ ---            $13,444
 Segment profit (loss)                (442)            (1,186)             (1,633)           (3,261)

1998
 Revenues                           $7,795             $5,493              $ ---            $13,288
 Segment profit (loss)                (441)            (1,517)             (3,754)           (5,712)


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

Results of Operations - Six months ended June 30, 1999 and 1998

                   Revenues. Total revenues were $13.4 million and $13.3 million for the six months ended June 30, 1999 and 1998, respectively. The $100,000 increase in revenue was the result of a decrease in product revenue of $800,000, or 10%, offset by an increase in service revenue of $900,000, or 17%. The decrease in product revenue was attributable to postponed contracts from prospective government and banking customers who have delayed implementation of new systems due to fiscal funding appropriations or completion of Year 2000 readiness. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales decreased 6 percentage point for the six months ended June 30, 1999, compared to the same period in 1998, as cost of products sold increased from 47% to 53% of sales. The decrease in product sales margins from 53% to 47% was primarily due to the increased sales mix of hardware. Profit margins for service sales increased 4 percentage points for the six months ended June 30, 1999, compared to the same period in 1998, as the cost of services decreased from 69% to 65% of sales. The increase in service sales margins from 31% to 35% was due to the Company's continued emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $5.1 million, or 38% of revenue, for the six months ended June 30, 1999, compared to $5.8 million, or 44% of revenue, for the same period in 1998. The decrease of $700,000, or 12%, was the result of reduced sales expenses attributable to the decrease in product revenue combined with continuing cost reduction efforts by the Company.

                   General and administrative. G&A expenses were $1.6 million, or 12% of revenue, for the six months ended June 30, 1999, compared to $2.3 million, or 17% of revenue, for the same period in 1998. The decrease of $700,000, or 27%, was due to the Company's continued cost reduction efforts.

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

                   Net loss. The Company's net loss for the six months ended June 30, 1999, was $3.3 million as compared to $5.8 million for the comparable period in 1998. The net loss decrease of $2.5 million was due to a $1.0 million decrease in net loss from the Company's continuing operations, which was primarily attributable to the decrease in sales and marketing and G&A expenses, and the $1.5 million restructuring charge incurred in the second quarter of 1998.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $4.0 million, or $.31 per share, for the six months ended June 30, 1999, as compared to $6.4 million or $.94 per share, for the comparable period in 1998. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding.

Results of Operations - Three months ended June 30, 1999 and 1998

                   Revenues. Total revenues were $7.9 million and $7.1 million for the three months ended June 30, 1999 and 1998, respectively. The $800,000 increase in revenue was the result of an increase in product revenue of $300,000, or 8%, and an increase in service revenue of $500,000, or 16%. The increase in product revenue was attributable to the receipt of postponed contracts from the first quarter of 1999 by banking customers who had delayed implementation of new systems due to completion of Year 2000 readiness. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales decreased 7 percentage points for the three months ended June 30, 1999, compared to the same period in 1998, as cost of products sold increased from 43% to 51% of sales. The decrease in product sales margins from 57% to 49% was primarily due to the increased sales mix of hardware. Profit margins for service sales increased 5 percentage points for the three months ended June 30, 1999, compared to the same period in 1998, as the cost of services decreased from 68% to 63% of sales. The increase in service sales margins from 32% to 37% was due to the Company's continued emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $2.7 million, or 34% of revenue, for the three months ended June 30, 1999, compared to $3.1 million, or 44% of revenue, for the same period in 1998. The decrease of $400,000, or 12%, was the result of continuing cost reduction efforts by the Company.

                   General and administrative. G&A expenses were $900,000,or 11% of revenue, for the three months ended June 30, 1999, compared to $1.1 million, or 15% of revenue, for the same period in 1998. The decrease of $200,000, or 20%, was due to the Company's continued cost reduction efforts.

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

                   Net loss. The Company's net loss for the three months ended June 30, 1999, was $1.4 million as compared to $3.3 million for the comparable period in 1998. The net loss decrease of $1.9 million was due to a $400,000 decrease in net loss from the Company's continuing operations, which was primarily attributable to the decrease in sales and marketing and G&A expenses, and the $1.5 million restructuring charge incurred in the second quarter of 1998.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $1.7 million, or $.14 per share, for the three months ended June 30, 1999, as compared to $3.7 million or $.50 per share, for the comparable period in 1998. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had $1.7 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 1998. Net working capital was $(600,000) at June 30, 1999, and $2.5 million at December 31, 1998.

         For the six months ended June 30, 1999, the $100,000 increase in cash and cash equivalents resulted from $3.4 million in cash used in operating activities and $900,000 in cash used in investing activities, offset by $4.4 million in cash provided by financing activities.

         The $3.4 million used by operating activities arose primarily with respect to the $3.3 million loss from operations, the $1.8 million decrease in deferred revenues and the $900,0000 decrease in accrued expenses, offset by the $1.1 million in depreciation and amortization. The $900,000 used in investing activities arose primarily from capitalized software development costs. The $4.4 million provided by financing activities arose primarily from the $800,000 proceeds from the issuance of Common Stock, the $2.0 million proceeds from the issuance of convertible notes and the $2.1 million in net borrowings of debt.

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


                                                   TREEV, INC.
                                                  (Registrant)



Date:  March 28, 2000                     By /s/ Thomas A. Wilson
                                          -------------------------------------
                                          Thomas A. Wilson
                                          President and Chief Executive Officer


Date:  March 28, 2000                     By /s/ Brian H. Hajost
                                          -------------------------------------
                                          Brian H. Hajost
                                          Executive Vice President, Finance and
                                          Corporate Development