Form 10-Q/A
period 1999-09-30
TREEV INC
filed 2000-03-28
CIK 883946

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

                                   TREEV, INC.
                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                     September 30,  December 31,
                                                          1999          1998
                                                      ------------  ------------
                                                      (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                             $     528    $   1,645
   Accounts and notes receivable, net                       12,868       11,419
   Inventories                                               1,093          911
   Prepaid expenses and other                                1,008          490
                                                         ---------    ---------
        Total current assets                                15,497       14,465
Fixed assets, net                                            1,160        1,578
Long-term notes receivable, net                                 26           47
Software development costs, net                              3,453        2,978
Goodwill, net                                                  208          332
Other assets                                                   116          122
                                                         ---------    ---------
          Total assets                                   $  20,460    $  19,522
                                                         =========    =========



                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and
     obligations under capital leases                    $   4,501    $     342
    Accounts payable                                         2,636        2,327
    Accrued compensation and expenses                        1,050        1,448
    Deferred revenue                                         3,775        5,887
    Other accrued expenses                                   1,967        1,945
                                                         ---------    ---------
          Total current liabilities                         13,929       11,949
Long-term debt and obligations under
 capital leases                                                 20           43
                                                         ---------    ---------
          Total liabilities                                 13,949       11,992
Stockholders' equity:
    Convertible preferred stock,
     $.0001 par value, 20,000,000 shares
     authorized; 1,610,025 shares issued
     and outstanding                                          --           --
    Common stock, $.0001 par value,
     100,000,000 shares authorized;
     13,903,514 and 12,367,888 shares
     issued and outstanding                                      1            1
    Additional paid-in-capital                             141,317      139,310
    Accumulated deficit                                   (134,807)    (131,781)
                                                         ---------    ---------
          Total stockholders' equity                         6,511        7,530
                                                         ---------    ---------
          Total liabilities and
           stockholders' equity                          $  20,460    $  19,522
                                                         =========    =========





   The accompanying notes are an integral part of these financial statements.
                                      -2-

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                               Three Months Ended September 30,
                                                       1999            1998
                                                   ------------    ------------

Revenue:
  Products                                         $      5,314    $      3,466
  Services                                                3,400           2,902
                                                   ------------    ------------
                                                          8,714           6,368
                                                   ------------    ------------
Costs and expenses:
  Cost of products sold                                   1,597           1,527
  Cost of services provided                               2,137           1,847
  Sales and marketing                                     2,706           2,748
  General and administrative                                761             925
  Product development                                     1,099             966
                                                   ------------    ------------
                                                          8,300           8,013
                                                   ------------    ------------
Income (loss) before investment and
 interest income and income taxes                           414          (1,645)
  Interest (expense) income, net                           (133)              3
                                                   ------------    ------------
Income (loss) before income taxes                           281          (1,642)
  Income tax benefit                                       --              --
                                                   ------------    ------------
Net income (loss)                                           281          (1,642)
                                                   ------------    ------------

Preferred stock dividends                                  (337)           (337)
                                                   ------------    ------------
Net income (loss) applicable to common shares      $       (56)    $     (1,979)
                                                   ============    ============

Net income (loss) per common share                 $      0.00     $      (0.24)
                                                   ============    ============

Weighted average shares outstanding                  12,851,866       8,248,327
                                                   ============    ============









   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                     1999              1998
                                                 ------------      ------------

Revenue:
  Products                                       $     12,354      $     11,260
  Services                                              9,803             8,395
                                                 ------------      ------------
                                                       22,157            19,655
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 5,323             5,188
  Cost of services provided                             6,310             5,633
  Sales and marketing                                   7,828             8,585
  General and administrative                            2,394             3,175
  Product development                                   3,150             2,927
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                       25,005            27,013
                                                 ------------      ------------
Loss before investment and
 interest income and income taxes                      (2,848)           (7,358)
  Interest expense, net                                  (178)              (58)
                                                 ------------      ------------
Loss before income taxes                               (3,026)           (7,416)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (3,026)           (7,416)
                                                 ------------      ------------

Preferred stock dividends                              (1,011)           (1,011)
                                                 ------------      ------------
Net loss applicable to common shares             $     (4,037)     $     (8,427)
                                                 ============      ============

Net loss per common share                        $      (0.32)     $      (1.13)
                                                 ============      ============

Weighted average shares outstanding                12,792,448         7,489,378
                                                 ============      ============











   The accompanying notes are an integral part of these financial statements.
                                      -4-


                                   TREEV, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine months ended September 30, 1999
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                       Additional
                               Preferred Stock               Common Stock                paid-in         Accumulated
                              Shares       Amt.           Shares        Amt.             capital           Deficit          Total
                            ------------------------   ---------------------------   ----------------  ----------------   ---------

Balance December 31, 1998   1,610,025     $ -          12,367,888       $ 1          $ 139,310           $ (131,781)        $ 7,530

Issuance of common stock,
 net of offering costs of $71                             492,749                          854                                  854

Conversion of convertible notes                         1,042,877                        2,092                                2,092

Issuance of warrants                                                                        72                                   72

Dividends on preferred stock                                                            (1,011)                              (1,011)

Net loss                                                                                                     (3,026)         (3,026)
                            ------------------------   ---------------------------   ----------------  ----------------   ---------

Balance September 30, 1999  1,610,025     $ -          13,903,514       $ 1          $ 141,317           $ (134,807)        $ 6,511
                            ========================   ===========================   ================  ================   =========













   The accompanying notes are an integral part of these financial statements.


                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Nine months Ended September 30,
                                                                                                        1999                   1998
                                                                                                      -------               -------
                                                                                                             (In thousands)
Cash flows from operating activities:
    Net loss                                                                                         $ (3,026)             $ (7,416)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                             1,703                 1,762
              Restructuring costs                                                                        --                   1,505
              Other non-cash adjustments                                                                  223                    77
              Changes in assets and liabilities:
                        Accounts and notes receivable                                                  (1,713)                1,536
                        Inventories                                                                      (182)                 (105)
                        Prepaid expenses and other                                                       (301)                    2
                        Accounts payable                                                                  310                   (80)
                        Accrued expenses                                                                 (757)                 (618)
                        Deferred revenues                                                              (2,112)                  250
                                                                                                     --------              --------
Net cash (used in) operating activities                                                                (5,855)               (3,087)
                                                                                                     --------              --------

Cash flows from investing activities:
     Software development costs                                                                        (1,252)               (1,072)
     Purchases of fixed assets                                                                           (384)                 (548)
     Cash received from business divestitures and related costs                                           285                 7,230
                                                                                                     --------              --------
Net cash (used in) provided by investing activities                                                    (1,351)                5,610
                                                                                                     --------              --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                                          854                 4,318
     Proceeds from issuance of preferred stock, net                                                      --                   9,707
     Cash dividends paid on preferred stock                                                              (674)                 (337)
     Redemption of  Redeemable Series F preferred stock                                                  --                  (6,548)
     Redemption of convertible preferred stock                                                           --                  (7,085)
     Proceeds from issuance of convertible notes                                                        1,997                  --
     Redemption of convertible notes                                                                     (200)               (1,500)
     Proceeds from issuance of subordinated notes                                                       1,100                  --
     Borrowings of debt                                                                                14,862                  --
     Repayments of debt                                                                               (11,745)                 --
     Principal payments on capital lease obligations                                                     (105)                 (603)
                                                                                                     --------              --------
Net cash provided by (used in) financing activities                                                     6,089                (2,048)
                                                                                                     --------              --------

Net (decrease) increase in cash and cash equivalents                                                   (1,117)                  475
Cash and cash equivalents at beginning of year                                                          1,645                 3,816
                                                                                                     --------              --------
Cash and cash equivalents at September 30,                                                           $    528              $  4,291
                                                                                                     ========              ========

Supplemental Cash Flow Information:
     Interest paid                                                                                   $    144              $    191
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


                                      Products           Services           Corporate           Total
                                 ------------------- ------------------ ------------------ ----------------
1999
    Revenues                          $12,354             $9,803              $ ---            $22,157
    Segment profit (loss)                 910             (1,364)             (2,394)           (2,848)
1998
    Revenues                          $11,260             $8,395              $ ---            $19,655
    Segment profit (loss)                (523)            (2,155)             (4,680)           (7,358)



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

Results of Operations - Nine months ended September 30, 1999 and 1998

                   Revenues. Total revenues were $22.2 million and $19.7 million for the nine months ended September 30, 1999 and 1998, respectively. The $2.5 million increase in revenue was the result of an increase in product revenue of $1.1 million, or 10%, and an increase in service revenue of $1.4 million, or 17%. The increase in product revenue was attributable to continued growth of the Company's direct and indirect channels along with the introduction of the eTREEV product technology. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales increased 3% for the nine months ended September 30, 1999, compared to the same period in 1998, as cost of products sold decreased from 46% to 43% of sales. The increase in product sales margins from 54% to 57% was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 3% for the nine months ended September 30, 1999, as compared to the same period in 1998, as the cost of services decreased from 67% to 64% of sales. The increase in service sales margins from 33% to 36% was due to the Company's continued emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $7.8 million or 35% of revenue, for the nine months ended September 30, 1999, compared to $8.6 million, or 44% of revenue, for the same period in 1998. The decrease of $800,000, or 9%, was the result of continuing cost reduction efforts by the Company.

                   General and administrative. G&A expenses were $2.4 million, or 11% of revenue, for the nine months ended September 30, 1999, compared to $3.2 million, or 16% of revenue, for the same period in 1998. The decrease of $800,000, or 25%, was due to the Company's continued cost reduction efforts.

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

                   Net loss. The Company's net loss for the nine months ended September 30, 1999, was $(3.0) million as compared to $(7.4) million for the comparable period in 1998. The net loss decrease of $4.3 million was due to the increase in gross margins, the decrease in sales and marketing and G&A expenses, and the restructuring charge incurred in the second quarter of 1998, offset by an increase in product development costs.


                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $(4.0) million, or $(0.32) per share, for the nine months ended September 30, 1999, as compared to $(8.4) million, or $(1.13) per share, for the comparable period in 1998. The decrease in net loss applicable to common shares is attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding.

Results of Operations - Three months ended September 30, 1999 and 1998

                   Revenues. Total revenues were $8.7 million and $6.4 million for the three months ended September 30, 1999 and 1998, respectively. The $2.3 million increase in revenue was the result of an increase in product revenue of $1.8 million, or 53%, and an increase in service revenue of $500,000, or 17%. The increase in product revenue was attributable to continued growth of the Company's direct and indirect channels along with the introduction of the eTREEV product technology. The increase in service revenues was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales increased 14% for the three months ended September 30, 1999, compared to the same period in 1998, as cost of products sold decreased from 44% to 30% of sales. The increase in product sales margins from 56% to 70% was primarily due to the increased sales mix of the Company's internally developed software products. Profit margins for service sales increased 1% for the three months ended September 30, 1999, compared to the same period in 1998, as the cost of services decreased from 64% to 63% of sales. The increase in service sales margins from 36% to 37% was due to the Company's continued emphasis on its custom development and professional services.

                   Sales and marketing. Sales and marketing expenses were $2.7 million, or 31% of revenue, for the three months ended September 30, 1999, compared to $2.7 million, or 43% of revenue, for the same period in 1998. The associated expenses remained stable over the comparable periods.

                   General and administrative. G&A expenses were $800,000, or 9% of revenue, for the three months ended September 30, 1999, compared to $900,000, or 15% of revenue, for the same period in 1998. The decrease of $100,000, or 11%, was due to the Company's continued cost reduction efforts.


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

                   Net income (loss). The Company's net income for the three months ended September 30, 1999, was $281,000 as compared to a $(1.6) million net loss for the comparable period in 1998. The net loss decrease of $1.9 million was primarily attributable to the $2.0 million increase in gross margins.


                   Net income (loss) applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net income applicable to common shares was $(56,000), or $.(00) per share, for the three months ended September 30, 1999, as compared to a net loss of $(2.0) million, or $(0.24) per share, for the comparable period in 1998. The decrease in net loss applicable to common shares was attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding.


Liquidity and Capital Resources

         As of September 30, 1999, the Company had $528,000 in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 1998. Net working capital was $1.6 million at September 30, 1999, and $2.5 million at December 31, 1998.

         For the nine months ended September 30, 1999, the $1.1 million decrease in cash and cash equivalents resulted from $6.1 million in cash generated by financing activities, offset by $5.9 million used to fund operating activities and $1.3 million in cash used to fund investing activities.

         The $6.1 million provided by financing activities arose primarily from the issuance of the convertible notes and the subordinated notes along with the draws under the Company's revolving line of credit. The $5.9 million used by operating activities arose primarily with respect to the $3.0 million net loss from operations, offset by the $1.7 million in depreciation and amortization charges, the $1.7 million increase in accounts receivable, the $800,0000 decrease in accrued expenses and the $2.1 decrease in deferred revenues. The$1.3 million used by investing activities arose primarily from the $1.3 million in capitalized software development cost.

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


                                                      TREEV, INC.
                                                     (Registrant)


Date:  March 28, 2000                 By /s/ Thomas A. Wilson
                                      ------------------------------------------
                                      Thomas A. Wilson
                                      President and Chief Executive Officer


Date:  March 28, 2000                 By /s/ Brian H. Hajost
                                      ------------------------------------------
                                      Brian H. Hajost
                                      Executive Vice President, Finance and
                                      Corporate Development