Form 10-K
period 1999-12-31
TREEV INC
filed 2000-03-30
CIK 883946

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------
                                    FORM 10-K

  (Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

              500 HUNTMAR PARK DRIVE, HERNDON, VIRGINIA 20170-5100
              ----------------------------------------- ----------
               (Address of principal executive offices) (Zip code)

          Registrant's telephone number, including area code (703) 478-2260
                                                             ---------------

           Securities Registered pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
        Series A Convertible Preferred Stock, $.0001 par value per share

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $41,566,000 as of February 29, 2000 (Price of Common Stock = $61/16).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,874,461 shares of Common Stock were outstanding as of February 29, 2000.

FORWARD LOOKING STATEMENTS

         This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers of this document should pay particular attention to the risk factors described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q to be filed by the Company in 2000 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Profile

         TREEV, Inc. ("TREEV" or the "Company") is a leading developer and marketer of content management solutions. TREEV provides client/server and Internet solutions for document management, document imaging, enterprise report management (COLD), and workflow process reengineering. The Company's TREEV Suite of software products allows organizations to electronically capture, manage, store, and distribute large volumes of information to geographically dispersed enterprises. This information includes computer reports, engineering drawings, scanned images, office documents, photos, voice files and video clips. The Company's software products have been installed in over 2,000 banks, Fortune 1000 corporations, and government agencies.

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

         eTREEV - is an intuitive browser client that provides instant online access to statements and reports archived in the DataTREEV Enterprise Report Management system. With eTREEV, you can realize a multitude of benefits, including rapid deployment, improved customer service, and reduced costs. eTREEV also puts you ahead of the competition by giving you a jump start on extending other services to customers as their demands continue to become more sophisticated.

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

Product Development

         Product development is located at the Company's headquarters in Herndon, Virginia. During 1999, the product development group focused on completing product release plans for the eTREEV(TM) product technology to support the company's short- and long-term revenue goals.

         Strategically, the eTREEV technology has been developed to help Value Added Resellers ("VARs") easily develop customized document management applications to satisfy complex business problems. Because TREEV 2000(TM) is based on Microsoft's COM architecture, both integrators and VARs are able to rapidly build complete, Microsoft-compatible vertical applications according to individual customer specifications. TREEV's flexible, easy-to-use design also allows for connectivity to leading third-party document management systems and integration with existing line-of-business applications. The Company hopes to leverage this technology through its partners to penetrate new vertical markets. TREEV 2000(TM) has also been specifically adapted to respond to growing E-commerce demands for Internet document presentment.

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

         TREEV's competitors vary depending upon vertical market focus and overall client system requirements. FileNET, Eastman Software and IBM are primary competitors for large Integrated Document and Output Management (IDOM) enterprise-level installations. Smaller IDOM competitors include Optika, SER/Macrosoft, Hyland, and OTG Software. Competition from single product vendors includes Documentum, INSCI and Staffware.

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

         TREEV's Financial Services Group continues to increase its banking industry penetration as it sells the new TREEV Suite--specifically imaging, Enterprise Report Management and workflow--to its existing and growing client base of over 2,000 banks.

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

Business Combination

The Company has entered into an Agreement and Plan of Merger dated as of November 19, 1999 (the "Merger Agreement") with CE Computer Equipment AG, a German corporation. Provided that certain conditions are met, as set forth in the Merger Agreement, at the conclusion of the merger, the Company will become a wholly-owned subsidiary of CE Computer Equipment. Under the terms of the Merger Agreement, CE Computer Equipment will issue a total of 1,330,000 Ordinary Shares in the form of American Depositary Shares ("ADSs") in exchange for the outstanding shares of the Company's Common Stock and Preferred Stock and for the outstanding warrants and options for the Company's Common Stock. The merger is conditional on its being accounted for as a pooling of interests and is subject to certain conditions to closing, including governmental and shareholder approvals. Shareholders owning more than 38% of the Company's Common Stock have agreed to vote their shares in favor of the merger. This description of the Merger Agreement is not complete, and shareholders are urged to read the Merger Agreement that is attached to the Company's Form 8-K filed by the Company on December 3, 1999.

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

         At January 31, 2000, the Company employed 231 people.

Directors and Executive Officers of the Company

     Name                 Age              Position

James J. Leto (2)         56        Chairman of the Board

Thomas A. Wilson          60        President, Chief Executive Officer and
                                    Director

Brian H. Hajost           43        Executive Vice President, Finance and
                                    Corporate Development

Michael F. Guido          48        Executive Vice President, Sales

Thomas F. Giampa          41        Senior Vice President, Technology, Research
                                    & Development

Richard G. McMahon        55        Senior Vice President of Professional
                                    Services

Robert P. Bernardi (2)    47        Director and Secretary

John F. Burton (1)(2)     48        Director

C. Alan Peyser            66        Director

Michael J. Smith (1)      41        Director

Edwin A. Adams            51        Director

---------------------------------


(1)      Member of the Audit Committee.

(2)      Member of the Compensation Committee.


         James J. Leto became Chairman of the Board in June 1997. Mr. Leto served as the Company's Chief Operating Officer from May 1996 until August 1999. Prior to that, Mr. Leto was the Chairman and Chief Executive Officer of PRC Inc., an information technology company ("PRC"), from January 1993 to February 1996, and prior thereto in various capacities as an executive officer of that company. From January 1989 until February 1992, Mr. Leto served as the Vice President and General Manager of AT&T Federal Systems Computer Division, a division of AT&T charged with developing a major system integration and computer presence in the federal marketplace. Mr. Leto first joined AT&T in November 1977. Mr. Leto is a director of Government Technology Systems, Inc and Federal Sources.

         Thomas A. Wilson became President and Chief Executive Officer of the Company in August 1999. From September 1998 until August 1999, Mr. Wilson served in the capacity of President and Chief Operating Officer. Mr. Wilson joined TREEV from Seer Technologies, Inc. ("Seer"), a $100 million software and services company based in Cary, North Carolina, where he had served as President and CEO since August 1996. At Seer, Mr. Wilson managed 700 employees at locations in 24 countries. Mr. Wilson continues to serve as a Director of Seer. Prior to Seer, Mr. Wilson was President and CEO of Viewstar Corporation, a $30 million document management software company, which was acquired by Mosaix. Mr. Wilson has also served in managerial capacities at Oracle Corporation, initially as head of its OEM group, and later as Vice President and General Manager of Oracle's federal division.

         Brian H. Hajost joined the Company in March 1996, was appointed Senior Vice President of Integrated Products in April 1996, was appointed Senior Vice President of Marketing in May 1997, was appointed Senior Vice President of Sales in May 1998 was appointed Executive Vice President, Corporate Development in January 1999 and became Executive Vice President, Finance and Corporate Development in August 1999. From 1985 to 1996, Mr. Hajost was with Checkfree Holdings, Corp. (formerly Servantis Systems, Inc.) where he served in various capacities including Securities Products Group Regional Manager, Securities Products Group Regional Director Banking Sales, Securities Product Group Vice President Sales Manager, Imaging Technologies Group Vice President Sales and Marketing, and Imaging Technologies Group Senior Vice President Business Unit Manager.

         Michael F. Guido joined the Company in April 1999 as Executive Vice President of Sales. From 1998 to 1999, Mr. Guido was Senior Vice President at AMS Holdings. From 1997 to 1998, he was a Senior Vice President at CACI. From 1976 to 1996, Mr. Guido served at various executive positions including President of the North American Division and President of International Operations.

         Thomas F. Giampa joined the company in October 1995 as Vice President of Engineering. He was promoted to Senior Vice President of Technology, Research and Development in January 2000. From 1991 to 1995, Mr. Giampa served as a Senior Manager at PRC, Inc. From 1989 to 1991 he served at a management level at UNITECH Software.

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


         Edwin A. Adams was appointed to the Board of Directors in March 1999. Mr. Adams is a consultant specializing in public speaking engagements at technology industry events and sales motivational seminars, a position he has held since April 1998. From May 1993 to April 1998, he was Senior Vice President and General Manager of the Americas for SCO Inc., a provider of UNIX operating system software. From May 1992 to may 1993, Mr. Adams was Senior Vice President of Sales and Marketing of Telebit, a provider of high end modems and dial up routers. From 1987 to 1992, he served in various capacities at Oracle Corporation including Vice President of Sales and Vice President of Marketing. Mr. Adams is a member of the Board of Directors of Crystal Graphics, Net ERP and Jones Business Systems, all privately held software of systems integration companies. He also serves on the Board of ITAA Software Division, a national trade association of software companies.

ITEM 2.  PROPERTIES

         As of January 31, 2000, the Company leased 25,600 square feet for administrative, marketing and product development and support facilities at its headquarters in Herndon, Virginia, pursuant to a lease that expires in April 2000. The company has entered into a new lease for 44,200 square feet for its headquarters in Herndon, Virginia, which commences in May 2000 and expires in April 2010. The Company also leases an aggregate of approximately 55,000 square feet of similar facilities at other offices near Atlanta, Georgia; Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; Los Angeles, California; Minneapolis, Minnesota; New York, New York; Orlando, Florida; San Francisco, California; and San Jose, California. The Company's current rent expense under real property leases on an annual basis is approximately $1.0 million. The Company owns no real property and has no plans to purchase any real property for either commercial or investment purposes in the foreseeable future. The Company believes that its facilities are adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol TREV. The Company also has Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") that is traded on the Nasdaq National Market under the symbol TREVP. The following table indicates the high and low sales prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions).

  PERIOD                                       HIGH       LOW
  ------                                       ----       ---
  1998     -First Quarter                      6 1/8      3 1/2
           -Second Quarter                     4 3/4      3 1/4
           -Third Quarter                      3 7/8      2 1/2
           -Fourth Quarter                     3          1 7/16

  1999     -First Quarter                      4 5/8      1 19/32
           -Second Quarter                     4          1 1/2
           -Third Quarter                      3 15/32    2 3/32
           -Fourth Quarter                     4 1/2      2 1/8

  2000     -First Quarter                      6 5/8      3 19/32
            (through February 29)

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

         As of February 29, 2000, the Company had approximately 264 record holders of its Common Stock, and based on information supplied by certain of such record holders, the Company estimates that as of such date there were approximately 7,700 beneficial owners of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial data for the five years ended December 31, 1999. The statement of operations data for each of the five years ended December 31, 1999 and the balance sheet data as of those dates have been derived from the consolidated financial statements of the Company. The consolidated financial statements for each of the four years ended December 31, 1999 have been audited by Ernst & Young LLP. The consolidated financial statements for of the year ended December 31, 1995 have been audited by other independent auditors. The financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                           Statement of Operations Data
                                       (in thousands, except share amounts)

                                              Year Ended December 31,
                            --------------------------------------------------------
                                1999        1998        1997        1996        1995
                            --------    --------    --------    --------    --------
Revenue                     $ 31,209    $ 28,202    $ 35,806    $ 39,477    $ 69,151

Net loss                      (2,636)     (7,344)    (11,339)    (17,341)    (24,963)

Net loss applicable  to
     common shares            (3,984)     (8,692)    (14,310)    (21,071)    (34,896)

Net loss per common share   $  (0.30)   $  (1.12)   $  (2.27)   $  (4.08)   $  (9.64)
                            ========    ========    ========    ========    ========




                                            Balance Sheet Data
                                  (in thousands, except share amounts)
                                          Year Ended December 31,
                             -----------------------------------------------
                               1999      1998      1997      1996      1995
                             -------   -------   -------   -------   -------

Total assets                 $23,291   $19,522   $26,860   $36,778   $49,964

Working capital                2,202     2,516     9,980     9,893    13,454

Long-term debt                   120        43     1,108        88     1,264

Redeemable preferred stock      --        --       6,548     9,857    15,478

Stockholders' equity           7,425     7,530     7,969    11,717    10,185

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

         The adverse results of operations that the Company has experienced have been declining, and the Company's operating results were profitable during the last two quarters of 1999. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future.

         The Company has had net losses in each period of its operations since its inception, except for four quarters, and it had an accumulated deficit at December 31, 1999, of $134 million.

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

Impact of Year 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred approximately $715,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Year 2000 Information and Readiness Disclosure Act

         The section captioned "Impact of Year 2000," as well as other statements herein or otherwise relating to the Year 2000 issues, are "Year 2000 Readiness Disclosures" pursuant to the "Year 2000 Information and Readiness Disclosure Act."

Results of Operations

         Revenue. Product revenue includes sales of software licenses and computer equipment. Product revenue is recognized upon delivery or, if applicable, acceptance in accordance with Statement of Position 97-2, "Software Revenue Recognition." Service revenue includes software maintenance contracts, installation and customization. Service revenue is recognized over the terms of the related contracts as the services are completed or under the percentage of completion method where appropriate.

         Total revenue was $31 million in 1999, $28 million in 1998 and $36 million in 1997. The increase in total revenue in 1999 over 1998 of $3 million, or 11%, resulted primarily from an increase in service revenue of $1.9 million, or 17%, and an increase in product revenue of $1.2 million, or 7%. The decrease in total revenue in 1998 over 1997 of $7.6 million, or 21%, resulted primarily from a decrease in service revenue of $6.1 million, or 35%, and a decrease in product revenue of $1.5 million, or 8%.

         The increase in product revenue in 1999 over 1998 was attributable to continued growth of the Company's direct and indirect channels along with the introduction of the eTREEV product technology. The decrease in product revenue in 1998 over 1997 was attributable to an increase of $2.1 million, or 14%, in comparative company revenues, offset by a decrease of $3.6 million due to the disposition in 1997 of the Company's subsidiary in France ("Dorotech").

         The increase in service revenue in 1999 over 1998 of $1.9 million was a result of increased software maintenance contract revenue and continued growth of professional services business. The decrease in service revenue in 1998 over 1997 of $6.1 million was a result of a $7.7 million decrease due to the disposition of Dorotech, offset by a $1.6 million, or 16%, increase in comparative company revenues.

         The Company restated its unaudited financial statements for the first, second and third quarters of 1999 to reflect net adjustments totaling approximately $300,000. The Company reported results based on its assessment, at the time, that its revenue recognition policies were appropriate under current software revenue recognition guidelines under SOP 97-2. The adjustments were made to principally align the Company's accounting policies with recently issued interpretative guidelines, recent trends in the industries best practices and current positions taken by the SEC. Certain other non-revenue related adjustments were made as well. Accordingly, in March 2000, the Company filed amendments to its quarterly reports on Form 10-Q for the first, second and third quarters of 1999.

         Profit Margins. Profit margins for product sales continued to improve in 1999 over 1998 from 59% to 62% as the cost of products sold decreased from 41% to 38% of sales. Profit margins for product sales increased in 1998 over 1997 from 54% to 59% as the cost of products sold decreased from 46% to 41% of sales. The increase in product sales margins was primarily due to the increased sales mix of the Company's internally developed software.

         Profit margins for service sales increased in 1999 over 1998 from 32% to 37% as the cost of services decreased from 68% to 63% of sales. The increase in service sales margins was due to the continued growth of maintenance revenue and professional services business which provided more contribution towards its fixed costs. Profit margins for service sales increased in 1998 over 1997 from 22% to 32% as the cost of services decreased from 78% to 68% of sales.

         Product Development. The Company's expenditures on software research and development activities ("R&D") in 1999 were $5.9 million, of which $1.8 million was capitalized and $4.1 million was expensed. The Company's expenditures on software R&D activities in 1998 were $5.4 million, of which $1.6 million was capitalized and $3.8 million was expensed. The $500,000 increase in R&D expenditures was primarily attributable to the development of the Company's new eTREEV product technology. The Company's expenditures on software R&D activities in 1997 were $5.9 million, of which $1.5 million was capitalized and $4.4 million was expensed. The $500,000 decrease from 1998 in R&D expenditures was attributable to the Company's 1997 disposition of Dorotech, which reduced R&D expenditures by $800,000, offset by a $300,000 increase in comparative Company R&D expenses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $14.2 million, or 46% of revenue, in 1999, $15.6 million, or 55% of revenue, in 1998 and $20.3 million, or 57% of revenue, in 1997. The decrease in 1999 compared to 1998 of $1.4 million, or 9%, was due to the Company's continued cost reduction efforts. The decrease in 1998 compared to 1997 of $4.7 million, or 23%, was the result of the Company's 1997 disposition of Dorotech, which accounted for a $3.6 million decrease in addition to a $1.1 million decrease in general and administrative expenses from continuing operations due to the Company's increased cost reduction efforts.

         Restructuring Costs. During the second quarter of 1998, the Company committed to a Restructuring Plan ("the 1998 Plan") and incurred a charge of $1.5 million (See Note 10 to the Consolidated Financial Statements).

         Interest Income (Expense), Net. Net interest expense was $346,000 in 1999, $56,000 in 1998 and $286,000 in 1997. The $290,000 increase in interest expense was attributable primarily to draws on the line of credit with a commercial bank and the issuance of subordinated promissory notes during 1999 (See Note 7 to the Consolidated Financial Statements). The $230,000 decrease in interest expense from 1997 to 1998 was attributable primarily to the line of credit with a stockholder drawn on during 1997 which was converted into equity at the end of 1997 and the beginning of 1998.

         Net Loss. The Company's net loss was $2.6 million in 1999, $7.3 million in 1998 and $11.3 million in 1997. The $4.7 million decrease in net loss between 1999 and 1998 was primarily due to the $2.4 million increase in profit margins, the $1.4 million decrease in SG&A expenses and the $1.5 million decrease in restructuring costs, offset by the increases in product development costs and interest expense. The $4.0 million decrease in net loss between 1998 and 1997 was due to the $4.7 million decrease in SG&A expenses and the $600,000 decrease in product development expenses, offset by the $1.5 million restructuring costs.

         Net Loss Applicable to Common Shares. Net loss applicable to common shares includes adjustments for accrued and imputed dividends related to the Company's preferred stock. The net loss applicable to common shares was $4.0 million, or $0.30 per share, in 1999; $8.7 million, or $1.12 per share, in 1998 and $14.3 million, or $2.27 per share, in 1997. The decrease in 1999 over 1998 was primarily attributable to the decrease in net loss described above and an increase in the weighted average shares outstanding. The decrease in 1998 over 1997 was primarily attributable to the decrease in net loss described above. The imputed dividends of $1.5 million recognized during 1997 were non-cash and related to the below market conversion feature of the Company's Series K and L Preferred Stock (See Note 8 to the Consolidated Financial Statements).

         The following pro forma statements of operations represent the Company's continuing operations and exclude the results of the Divested Businesses, the gain and loss recorded on the sales of subsidiaries and other one time charges that are not representative of the Company's continuing operations:


                                               Year Ended December 31,
                                      (in thousands, except per share amounts)

                                         1999         1998         1997
                                       --------     --------     --------

Revenue                                $ 31,209     $ 28,202     $ 24,486

Cost of Sales                            15,187       14,618       13,609
                                       --------     --------     --------
Gross Profit                             16,022       13,584       10,877


Gross Profit as % of sales                  51%          48%          44%


Selling, general and administrative      14,202       15,579       16,700

Product Development                       4,110        3,788        3,856

Other income (expense)                     (346)         (56)        (312)
                                        --------     --------     --------

Operating loss                           (2,636)      (5,839)      (9,991)

Accrued dividends                        (1,348)      (1,348)      (1,435)

Imputed dividends                          --           --         (1,536)
                                        --------     --------     --------
Net loss applicable to common shares   $ (3,984)    $ (7,187)    $(12,962)
                                        ========     ========     ========

Net loss per common share              $  (0.30)    $  (0.93)    $  (2.06)
                                        ========     ========     ========

Weighted average shares                  13,115        7,768        6,301




Liquidity and Capital Resources

         As of December 31, 1999, the Company had $1.9 million in cash and cash equivalents compared to $1.6 million in cash and cash equivalents at December 31, 1998. Net working capital was $2.2 million at December 31, 1999 compared to $2.5 million for the same period in 1998.

         At December 31, 1999, the Company had outstanding debt of $7.7 million, $7.6 million of which is due within one year. This compares with debt of $385,000 at December 31, 1998, $342,000 million of which was due within one year. The increase in debt of $7.3 million primarily arose from draws on the line of credit with a commercial bank and the issuance of subordinated promissory notes during 1999 (See Note 7 of the Consolidated Financial Statements).

         For 1999, the $241,000 increase in cash and cash equivalents resulted from a $6.9 million use of cash from operating activities, $2.0 million used in investing activities and $9.2 million provided by financing activities. The $6.9 million use of cash in operating activities arose primarily from the $2.6 million loss from operations offset by $2.3 million in depreciation and amortization charges, $2.7 million increase in accounts and notes receivable, $2.7 million decrease in deferred revenues, 780,000 decrease in accrued expenses and $579,000 increase in prepaid and other expenses. The $2.0 million used by investing activities arose from the $1.8 million increase in capitalized software development costs and $580,000 purchase of fixed assets, offset by $340,000 proceeds from business divestitures. The $9.2 million in cash provided by financing activities arose primarily from the issuance of the convertible notes and the subordinated notes along with the draws under the Company's revolving line of credit.

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

         At December 31, 1999, the annual dividend requirements on the Company's Series A Preferred Stock is $0.84 per share annually, payable quarterly, in cash or common stock at the Company's discretion. Dividends on the Company's Series M and M1 Preferred Stocks are payable in cash or common stock, at the Company's election.

         During February 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate of prime plus 2%. The agreement shall remain in effect until June 30, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets.

         The adverse results of operations that the Company has experienced have been declining and the Company's operating results were profitable during the last two quarters of 1999. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that its existing cash, cash flows from operations and availability under its line of credit should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4.0 million, which is required for continued inclusion of the Company's securities on the Nasdaq National Market. Anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV Suite of products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of debt or equity securities and/or further reductions of operating expenses (such as travel, marketing, consulting and salaries).

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

ITEM 8.  FINANCIAL STATEMENTS

                  The Financial Statements appear at pages F-1 to F-28

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

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 2, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 2, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 2, 2000.














                                     III-1

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) and (2) List of Financial Statements and Financial Statement Schedules

   The following consolidated financial statements of TREEV, Inc. are included in Item 8:

      Report of Independent Auditors
      Consolidated Balance Sheet as of December 31, 1999 and 1998
      Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
      Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
      Notes to Consolidated Financial Statements

   The following consolidated financial statement schedule of TREEV, Inc. is included in Item 14(d). Except for the schedule listed below, all other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Schedule II - Valuation and Qualifying Accounts

   (3) Exhibits. The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.       Description

2.28 Agreement and Plan of Merger, dated as of November 19, 1999, between CE Computer Equipment AG and TREEV, Inc. (incorporated by reference to Exhibit 2.1 to Company's Current Report on Form 8-K relating to such Agreement and Plan of Merger filed December 3, 1999).

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

3.4 Certificate of Designations for Series A Cumulative Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 7, 1993 (incor-porated by reference to Exhibit 3.1c to the Company's regis-tration statement on Form SB-2 (Registration No. 33-73164) filed December 20, 1993).

                                     III-2

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

4.1                 Specimen Common Stock Certificate.

10.3 Securities Purchase Agreements between TREEV, Inc. and Horace T. Ardinger, Jr., Ardinger Family Partnership, Baker Family Trust, and the Adkins Family Trust as of September 30, 1998 (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

21                  Subsidiaries.

27.1                Financial Data Schedules for  the year  ended  December 31,
                    1999.


         b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during or relating to the fourth quarter of 1998:

              Form 8-K on December 3, 1999, to report that the Company had entered into an Agreement and Plan of Merger dated November 19, 1999 with CE Computer Equipment AG.

         c)   The exhibits are listed in Items 14(a)(3)

         d)   Financial Statement Schedules:

              Schedule II           Valuation and Qualifying Account






                                     III-3

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on March 30, 2000.

                                    TREEV, INC.


                                     By:  /s/ Thomas A. Wilson
                                          -------------------------
                                          Thomas A. Wilson
                                          President and Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                      Title                                      Date
       ---------                                      -----                                      ----

/s/ Thomas A. Wilson
----------------------
Thomas A. Wilson                         President and Chief Executive Officer                March 30, 2000

/s/ Brian H. Hajost
----------------------
Brian H. Hajost                          Executive Vice President, Finance and Corporate      March 30, 2000
                                         Development
/s/ Robert P. Bernardi
----------------------
Robert P. Bernardi                       Director and Secretary                               March 30, 2000

/s/ John F. Burton
----------------------
John F. Burton                           Director                                             March 30, 2000

/s/ C. Alan Peyser
----------------------
C. Alan Peyser                           Director                                             March 30, 2000

/s/ Michael J. Smith
----------------------
Michael J. Smith                         Director                                             March 30, 2000

/s/ Edwin A. Adams
----------------------
Edwin A. Adams                           Director                                             March 30, 2000










                                     III-4

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Report of Ernst & Young LLP, Independent Auditors                         F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998              F-3

Consolidated Statements of Operations for the years ended
         December 31, 1999, 1998 and 1997                                 F-4

Consolidated Statement of Changes in Stockholders' Equity
         for the years ended December 31, 1999, 1998 and 1997             F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                 F-6

Notes to Consolidated Financial Statements                                F-7

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
TREEV, Inc.

We have audited the accompanying consolidated balance sheets of TREEV, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TREEV, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Fairfax, Virginia
March 20, 2000

                       TREEV, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share amounts)


                                                                             December 31,
                                                                          1999         1998
                                                                       ---------    ---------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                           $   1,886    $   1,645
   Accounts and notes receivable, net                                     13,816       11,419
   Inventories                                                             1,135          911
   Prepaid expenses and other                                              1,111          490
                                                                       ---------    ---------
        Total current assets                                              17,948       14,465
Fixed assets, net                                                          1,237        1,578
Long-term notes receivable, net                                               21           47
Software development costs, net                                            3,627        2,978
Other assets                                                                 458          454
                                                                       ---------    ---------
          Total assets                                                 $  23,291    $  19,522
                                                                       =========    =========


                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and obligations under capital leases       $   7,572    $     342
    Accounts payable                                                       2,374        2,327
    Accrued compensation and expenses                                      1,160        1,448
    Deferred revenue                                                       3,143        5,887
    Other accrued expenses                                                 1,497        1,945
                                                                       ---------    ---------
          Total current liabilities                                       15,746       11,949
Long-term debt and obligations under capital leases                          120           43
                                                                       ---------    ---------
          Total liabilities                                               15,866       11,992
Stockholders' equity:
    Convertible preferred stock, $.0001 par value, 20,000,000 shares authorized; 1,610,025 shares issued and
        outstanding at December 31, 1999 and 1998                             --           --
    Common stock, $.0001 par value, 100,000,000 shares authorized;
        14,237,009 and 12,367,888 shares issued and outstanding at
        December 31, 1999 and 1998                                             1            1
    Additional paid-in-capital                                           141,841      139,310
    Accumulated deficit                                                 (134,417)    (131,781)
                                                                       ---------    ---------
          Total stockholders' equity                                       7,425        7,530
                                                                       ---------    ---------
          Total liabilities and stockholders' equity                   $  23,291    $  19,522
                                                                       =========    =========








   The accompanying notes are an integral part of these financial statements.

                          TREEV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,
               (In thousands, except share and per share amounts)




                                                                             1999                   1998                 1997
                                                                       ------------------      ----------------     ----------------
Revenues:
  Products                                                           $            17,982     $          16,813    $          18,310
  Services                                                                        13,227                11,389               17,496
                                                                       ------------------      ----------------     ----------------
                                                                                  31,209                28,202               35,806
                                                                       ------------------      ----------------     ----------------
Costs and expenses:
  Cost of products sold                                                            6,887                 6,894                8,383
  Cost of services provided                                                        8,300                 7,724               13,625
  Product development                                                              4,110                 3,788                4,428
  Selling, general and administrative                                             14,202                15,579               20,263
  Restructuring costs and other                                                        -                 1,505                  160
                                                                       ------------------      ----------------     ----------------
                                                                                  33,499                35,490               46,859
                                                                       ------------------      ----------------     ----------------
Loss before interest expense and income taxes                                     (2,290)               (7,288)             (11,053)
  Interest expense                                                                  (346)                  (56)                (286)
                                                                       ------------------      ----------------     ----------------
Net loss                                                                          (2,636)               (7,344)             (11,339)
                                                                       ------------------      ----------------     ----------------

Preferred stock dividends
  Accrued dividends                                                               (1,348)               (1,348)              (1,435)
  Imputed dividends                                                                    -                     -               (1,536)
                                                                       ------------------      ----------------     ----------------
Net loss applicable to common shares                                 $            (3,984)    $          (8,692)   $         (14,310)
                                                                       ==================      ================     ================

Net loss per common share                                            $             (0.30)    $           (1.12)   $           (2.27)
                                                                       ==================      ================     ================

Weighted average shares outstanding                                           13,115,228             7,768,329            6,301,464
                                                                       ==================      ================     ================















   The accompanying notes are an integral part of these financial statements.

                          TREEV, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
                      (In thousands, except share amounts)




                                                                                                            Additional
                                       Preferred Stock       Common Stock         paid-in     Accumulated   Translation
                                       Shares     Amt.      Shares      Amt.      capital       Deficit      Adjustment    Total
                                  -------------------  --------------------   ------------  ------------  ------------  ------------

Balance December 31, 1996             1,605,675   $ -     5,724,153     $ 1      $124,431    $ (113,098)        $ 384      $ 11,718

Issuance of common stock
upon exercise of warrants                                     5,833       -            23                                        23
Conversion of preferred stock              (650)    -       755,028       -                                                       -
Conversion of convertible notes                              30,310       -            98                                        98
Issuance of preferred stock, net
of offering costs of $2,379              10,550     -                              10,220                                    10,220
Issuance of common stock                                     43,723       -           174                                       174
Issuance of warrants                                                                  430                                       430
Dividends on preferred stock                                                       (1,435)                                   (1,435)
Imputed dividends on preferred stock                                               (1,536)                                   (1,536)
Translation adjustment                                                                                           (384)         (384)
Net loss                                                                                        (11,339)                    (11,339)
                                                                                                                        ------------
Total Comprehensive Income                                                                                                  (11,723)
                                  -------------------  --------------------   ------------  ------------  ------------  ------------
Balance December 31, 1997             1,615,575     -     6,559,047       1       132,405      (124,437)            -         7,969

Issuance of common stock, net of
offering costs of $245                                    1,334,625       -         4,319                                     4,319
Issuance of preferred stock, net
of offering costs of $763             1,560,576     -                              10,667                                    10,667
Conversion of preferred stock        (1,560,876)    -     4,388,620       -                                                       -
Redemption of preferred stock            (5,250)    -                              (7,085)                                   (7,085)
Issuance of warrants                                                                   15                                        15
Dividends on preferred stock                                                       (1,348)                                   (1,348)
Issuance of common stock in
payment of dividends                                         85,596       -           337                                       337
Net loss                                                                                         (7,344)                     (7,344)
                                  -------------------  --------------------   ------------  ------------  ------------  ------------
Balance December 31, 1998             1,610,025     -    12,367,888       1       139,310      (131,781)            -         7,530

Issuance of common stock, net
of offering costs of $7                                     604,128       -         1,041                                     1,041
Issuance of warrants                                                                   72                                        72
Dividends on preferred stock                                                       (1,348)                                   (1,348)
Issuance of common stock in payment of dividends            222,116       -           674                                       674
Conversion of convertible notes                           1,042,877       -         2,092                                     2,092
Net loss                                                                                         (2,636)                     (2,636)
                                  -------------------  --------------------   ------------  ------------  ------------  ------------
Balance December 31, 1999            1,610,025    $ -    14,237,009     $ 1      $141,841    $ (134,417)          $ -       $ 7,425
                                  ===================  ====================   ============  ============  ============  ============







   The accompanying notes are an integral part of these financial statements.

                          TREEV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                 (In thousands)


                                                                     1999        1998        1997
                                                                  ---------   ---------   ---------

Cash flows from operating activities:
    Net loss                                                      $ (2,636)   $ (7,344)   $(11,339)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                          2,314       2,307       4,464
              Restructuring costs                                       --         827          --
              Other gains and losses, net                               (5)         33         160
              Other non-cash interest fees                             405          --          --
              Changes in assets and liabilities:
                        Accounts and notes receivable               (2,711)     (2,884)     (3,604)
                        Inventories                                   (224)       (189)          4
                        Prepaid expenses and other                    (579)        199         325
                        Accounts payable                                48         291       1,626
                        Accrued expenses                              (780)       (316)      1,232
                        Deferred revenue                            (2,744)      2,553         462
                                                                  --------    --------    --------
Net cash used in operating activities                               (6,912)     (4,523)     (6,670)
                                                                  --------    --------    --------

Cash flows from investing activities:
     Software development costs and purchased technology            (1,762)     (1,587)     (1,454)
     Purchases of fixed assets                                        (580)       (712)       (888)
     Cash received from business divestitures and related costs        340       7,328          46
                                                                  --------    --------    --------
Net cash provided by (used in) investing activities                 (2,002)      5,029      (2,296)
                                                                  --------    --------    --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                     1,041       4,319         162
     Proceeds from issuance of preferred stock, net                     --       9,667       5,122
     Cash dividends paid on preferred stock                           (674)       (674)     (1,779)
     Proceeds from borrowings                                           --          --       6,861
     Redemption of  Redeemable Series F preferred stock             (6,548)     (3,500)
     Redemption of convertible preferred stock                          --      (7,085)         --
     Proceeds from issuance of convertible notes                     1,997          --          --
     Redemption of convertible notes                                  (200)     (1,700)         --
     Proceeds from issuance of subordinated notes                    3,000          --          --
     Borrowings of line of credit                                   23,453          --          --
     Repayments of line of credit                                  (19,340)         --          --
     Principal payments on capital lease obligations and debt         (122)       (656)     (1,547)
                                                                  --------    --------    --------
Net cash provided by (used in) financing activities                  9,155      (2,677)      5,319
                                                                  --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents            --          --        (138)
Net increase (decrease) in cash and cash equivalents                   241      (2,171)     (3,785)
Cash and cash equivalents at beginning of year                       1,645       3,816       7,601
                                                                  --------    --------    --------
Cash and cash equivalents at end of year                          $  1,886    $  1,645    $  3,816
                                                                  ========    ========    ========

Supplemental Cash Flow Information:
     Interest paid                                                $    277    $    207    $    629
                                                                  ========    ========    ========





   The accompanying notes are an integral part of these financial statements.
                                      F-6

                                   TREEV, Inc.
                   Notes To Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

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

The adverse results of operations that the Company has experienced have been declining, and the Company's operating results were profitable during the last two quarters of 1999. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that its existing cash, anticipated cash flows from 2000 operations, and cash availability under its line of credit should provide sufficient resources to fund its activities in 2000. Anticipated cash flows from 2000 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV suite of products. Achievement of these objectives is subject to various risk factors related to, among other things: the need to use a two-step distribution channel involving system integrators; the long lead times in the sales cycle; the large dollar size of the average unit sale requiring high level customer authorizations; the large number of established and potential competitors in the marketplace; the fast pace of technology evolution related to the product suite; the newness of the Company's sales and marketing staff; and the evolving nature of the Company's sales and marketing strategies. The Company nevertheless believes that its sales and gross profit objectives are achievable in light of the successful installation of TREEV and enterprise report management products in several major contracts during 1999, the repositioning of its product lines, additions to the executive sales management, and the refocusing of sales and marketing resources. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as public or private offerings of debt or equity securities; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, marketing, consulting and salaries); and other various courses of action.

                                   TREEV, Inc.
             Notes to Consolidated Financial Statements (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation --

The consolidated financial statements for fiscal year 1997 include the accounts of TREEV, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

---------------------------------------------------------------

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

         Software development costs and purchased technology --

The Company capitalizes certain software development and enhancement costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," ("SFAS 86"). Amortization of software development costs is provided on an individual product basis over the estimated useful life of the products, which is principally three years, beginning when the related products are available for general release. Costs for research and development incurred prior to establishing technological feasibility of software products, or after their commercial release, are expensed in the period incurred. The Company periodically assesses capitalized software amounts and, when less than anticipated net realizable value, charges any such excess to expense.

         Goodwill --

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of businesses acquired is being amortized on a straight-line basis over seven years. Amortization expense in 1999, 1998 and 1997 was $166,000, $166,000 and $743,000, respectively. Accumulated amortization as of December 31, 1999 and 1998 was $1,004,000 and $837,000, respectively. The Company routinely evaluates recoverability of goodwill by comparing future undiscounted cash flows to the recorded carrying value to determine if a write-down is required. If a write-down were required, the Company would prepare a discounted cash flow analysis to determine the amount of the write-down.

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

---------------------------------------------------------------

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

         Stock Based Compensation --

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the

---------------------------------------------------------------

         Stock Based Compensation (continued) --

existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but with additional disclosure. The Company has adopted the disclosure provisions of SFAS 123 and accordingly the disclosure had no effect on the Company's financial position or results of operations (See Note 8).

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

NOTE 2- RECEIVABLES

Receivables consist of the following (in thousands):

                                                             December 31,
                                                     --------------------------
                                                       1999              1998
                                                     --------          --------

Trade accounts receivable                            $ 13,892          $ 11,638
Notes receivable                                          563               902
Other receivables                                         594               102
                                                     --------          --------
                                                       15,049            12,642
Allowance for uncollectible
 accounts receivable                                   (1,212)           (1,176)
                                                     --------          --------
                                                       13,837            11,466
Less current receivables, net                         (13,816)          (11,419)
                                                     --------          --------
Long term receivables, net                           $     21          $     47
                                                     ========          ========


The Company's notes receivable balance of $563,000 at December 31, 1999, included a $50,000 balance on a note resulting from the divestiture of previously owned operating unit made during 1996 and $513,000 of notes receivable from former stockholders of a subsidiary acquired in 1994 (See Note
16).

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following (in thousands):

                                                               December 31,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
Computer and office equipment                            $ 3,273        $ 3,685
Furniture and leasehold improvements                         757            631
Furniture, fixtures and equipment
  under capital leases                                     3,098          3,429
                                                         -------        -------
                                                           7,128          7,745
Less:  Accumulated depreciation                           (5,891)        (6,167)
                                                         -------        -------
                                                         $ 1,237        $ 1,578
                                                         =======        =======

Depreciation and amortization expense related to fixed assets in 1999, 1998 and 1997 totaled $1.0 million, $1.4 million and $1.8 million, respectively. Included in these amounts are $243,000, $530,000 and $489,000 of amortization expense related to capital leases during 1999, 1998 and 1997, respectively.

NOTE 4- SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of the following (in thousands):

                                                               December 31,
                                                         ----------------------
                                                           1999            1998
                                                         -------        -------
Capitalized software development costs                     6,781          5,020
Less:  Accumulated amortization                           (3,154)        (2,042)
                                                         -------        -------
                                                         $ 3,627        $ 2,978
                                                         =======        =======


During 1999, 1998 and 1997, amortization of capitalized software development costs totaled $1.1 million, $0.7 million and $1.6 million, respectively, and was included in cost of products sold (See Note 10).

NOTE 5 - DIVESTITURES OF BUSINESSES

During the fourth quarter of 1997, the Company sold the stock of Dorotech, SA. ("Dorotech") a wholly owned subsidiary of the Company, in a transaction that resulted in a $266,000 gain. The Company received as consideration a promissory note totaling $7.0 million, which was paid to the Company during January 1998.

NOTE 6 - OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

                                                                 December 31,
                                                            --------------------
                                                             1999          1998
                                                            ------        ------
Accrued preferred dividends                                 $  337        $  337
Accrued income, sales and other taxes                          350           253
Other                                                          810         1,355
                                                            ------        ------
                                                            $1,497        $1,945
                                                            ======        ======

NOTE 7- BORROWING ARRANGEMENTS

Borrowings consist of the following (in thousands):

                                                                       December 31,
                                                                   ------------------
                                                                     1999       1998
                                                                   -------    -------
Line of credit                                                     $ 4,450      $--
Subordinated Promissory Notes bearing interest from 13.5% to 14%     3,073       --
Convertible Debentures bearing interest at 8%                         --          200
Capital lease obligations bearing interest from 9.8% to 14%            169        185
                                                                   -------    -------
                                                                     7,692        385
Less current debt and capital lease obligations                     (7,572)      (342)
                                                                   -------    -------
Long term debt and capital lease obligations                       $   120    $    43
                                                                   =======    =======


During the first quarter of 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate equal to prime plus 2%. The current interest rate at December 31, 1999, was 10.25%. The agreement shall remain in effect until June 30, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. At December 31, 1999, the Company had $4,450,000 outstanding under the line of credit.

During the second, third and fourth quarters of 1999, the Company issued Subordinated Promissory Notes (the "Promissory Notes") due June 1, 2000, totaling $3 million and bearing interest from 13.5% to 14%. The Promissory Notes are subordinated to the Company's revolving line of credit and are collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. Interest payments are due monthly and the Promissory Notes may be prepaid at any time without premium or penalty. CE Computer Equipment AG is the lender of $2 million of the Promissory Notes, which bear interest at 13.5%.

During July and August 1997, the Company issued, pursuant to a private placement exemption under the Securities Act of 1933, as amended, 8% Convertible Notes ("the Notes") due July 8, 2002 and August 20, 2002 totaling $2.0 million. During December 1997, $100,000 of Notes was converted into 121,241 shares of Common Stock. During 1998, $1.7 million of the Notes were redeemed in cash. During the first quarter of 1999, the Company redeemed in cash the remaining $200,000 balance of the Notes.

The Company leases certain of its furniture and equipment under capital lease arrangements. Future minimum lease payments under these capital leases are 2000, $67,000; 2001, $52,000; 2002, $42,000; and 2003, $54,000. Of the $215,000 total lease payments, $46,000 represents interest.

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

During the second quarter of 1999, the Company issued, pursuant to Regulation D under the Securities Act of 1933, as amended, 8% Convertible Notes (the "Convertible Notes") due October 1, 1999, totaling $2,000,000, together with warrants to purchase 46,000 shares of Common Stock at an exercise price of $2.00 per share. The Company estimated the fair value of the warrants to be approximately $61,000 in the aggregate and recognized this additional borrowing cost over the term of the Convertible Notes. After giving consideration to the stated interest rate and the estimated fair value of the warrants at the issuance date, the Company's effective interest rate related to the Convertible Notes was approximately 14.9%. The Convertible Notes were convertible, at the Company's election, into Common Stock at a conversion price of $2.00 per share. On September 30, 1999, the Convertible Notes and related interest were converted into 1,042,877 shares of Common Stock.

During the fourth quarter of 1999, the Company issued 222,116 shares of Common Stock as quarterly dividends to the shareholders of the Company's Series A Cumulative Convertible Preferred Stock.

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

As of the date of the effectiveness of the Amendments, the stockholders of the Series A Stock are entitled to receive an annual dividend of $0.84 per share, payable quarterly in cash or Common Stock, at the Company's option, and convert to Common Stock at a rate of 1.92 shares of Common Stock for each share of Series A Stock. The date the Company releases its earnings for the applicable quarter shall also be the record date for the dividend payment. If the dividend is paid in Common Stock, the number of shares of Common Stock distributed as a dividend will be based on the average closing price per share of Common Stock during the 10 day period following the Company's release of earnings for the applicable quarter. Dividend payments will be made 20 days after the release of earnings.

Beginning January 1, 1999, the Company can convert each share of the Series A Stock into shares of Common Stock if the closing price per share of Common Stock is at least equal to $16.00 per share for 20 consecutive trading days. Beginning January 1, 2000, the Company can convert each share of Series A Stock into shares of Common Stock if the closing price per share of Common Stock is at least equal to $12.00 per share for 20 consecutive trading days. Beginning January 1, 2001, the Company will be able to convert each share of the Series A Stock into shares of Common Stock at any time at the Company's option.

The Series A stockholders vote as a class to approve or disapprove any issuance of any securities senior to or on parity with the Series A Stock with respect to dividends or distributions. The Series A Stock has a liquidation price of $12.00 per share. At December 31, 1999, the Series A Stock was convertible into 3,081,648 shares of Common Stock.

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

         Series M Preferred Stock --

In December 1997, the Company converted $4 million of the outstanding $5 million Line of Credit into 4,000 shares of Series M Convertible Preferred Stock the (the "Series M Stock"). The Company received no proceeds from the conversion of the Line of Credit to equity. The Series M Stock issued and outstanding in December 2001 automatically converts into Common Stock. During January 2000, the 4,000 shares of Series M Stock were converted into 1,177,219 shares of Common Stock (See Note 18).

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

         Series M1 Preferred Stock --

In June 1998, the Company converted the remaining $1.0 million of the Line of Credit outstanding at December 31, 1997 into 1,000 shares of Series M1 Convertible Preferred Stock (the "Series M1 Stock"). The Company agreed, by amendment to the securities purchase agreement for the Series M1 Stock, to file a registration statement to register the Common Stock issuable upon conversion of the preferred stock when the Company files a registration statement to register shares for any other stockholder. The Company received no proceeds from the conversion of the Stockholder line of credit to equity. The Series M1 Stock issued and outstanding in December 2001 automatically converts into Common Stock. During January 2000, the 1,000 shares of Series M1 Stock were converted into 337,719 shares of Common Stock (See Note 18).

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

         Stock purchase warrants --

The Company has the following warrants outstanding at December 31, 1999, all of which are currently exercisable:

                                                                                                    Warrants
                      Warrants                  Exercise                                           Outstanding      Shares Issuable
Issuance               Issued                 Price Range             Expiration                  Dec. 31, 1999      Upon Exercise
--------          ------------------          -----------             ----------                  -------------     --------------
Placement agents       589,425                $2.80-$4.00          Aug 2001-Jan 2003                  290,267              290,267
Other                  386,255                $2.00-$27.28         Jan 2000-Dec 2005                  332,921              332,921
Series D preferred      56,767                  $30.28                 July 2000                       56,767               56,767
Series E preferred       8,600                  $28.80                 July 2000                        8,600                8,600
Private Placement       44,850                $4.00-$16.00         Nov 2000-Dec 2002                   44,850               44,850
Series G preferred      10,000                  $15.00                December 2000                    10,000               10,000
Series H Preferred      20,000                $3.00-$15.00             June 2001                       20,000               20,000
Series K Preferred     148,500                   $4.00                 July 2002                      148,500              148,500
Series L Preferred     100,547                   $4.00                December 2002                   100,547              100,547
Series N Preferred     200,000                   $2.50               September 2001                   200,000              200,000
                     ---------                                                                    -----------         ------------
                     1,564,944                                                                      1,212,452            1,212,452
                     =========                                                                    ===========         ============

During 1999, 660,642 warrants issued by the Company expired in accordance with the terms and conditions of the related warrant agreements.

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

The terms of the Plan require that the purchaser hold the shares purchased under the Plan for a minimum of six months from the date that the offering period ends. Under the Plan, the Company sold 76,065 and 30,607 shares of Common Stock to employees during 1999 and 1998, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock option and stock purchase plans under the fair value method. The fair value of options granted during 1999, 1998 and 1997 are estimated at $1.40, $1.05 and $3.16, per share respectively, on the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997 respectively: average risk-free interest rates of 5.0%, 4.7% and 5.4%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock is 0.85 for 1999, 0.74 for 1998 and 0.58 for 1997; and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma loss is $6.0 million, $11.2 million and $16.2 million for 1999, 1998 and 1997, respectively and pro forma net loss applicable to common shares is $0.46, $1.44 and $2.56 for 1999, 1998 and 1997, respectively. The effect of applying SFAS 123 on the 1999, 1998 and 1997 pro forma net losses is not necessarily representative of the effects on reported net loss and net loss per share for future years due to, among other things, 1) the vesting period of the stock options and the 2) fair value of additional stock options in future years.

The  following  table  summarizes  the activity in stock  options  issued by the
Company:

                                                               Weighted Average
                                                  Options       Exercise Price
                                                ----------     ----------------
Balance, January 1, 1997                         1,753,459      $   16.88
   Granted                                         670,088           7.60
   Exercised                                          --
   Forfeited                                      (759,009)         16.60
                                                ----------
Balance, December 31, 1997                       1,664,538           7.68
   Granted                                       2,130,455           2.08
   Exercised                                          --
   Forfeited                                    (2,147,005)          6.37
                                                ----------
Balance, December 31, 1998                       1,647,988           2.16
   Granted                                       1,525,234           2.00
   Exercised                                      (142,940)          1.63
   Forfeited                                      (163,215)          4.43
                                                ----------
Balance, December 31, 1999                       2,867,067      $    1.97
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

The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Options Outstanding                               Options Exercisable
                      ---------------------------------------------------------  --------------------------------------
                                           Weighted-Average
                                              Remaining
 Range of Exercise                         Contractual Life    Weighted-Average       Number          Weighted-Average
       Prices         Number Outstanding      (in years)        Exercise Price      Exercisable        Exercise Price
-------------------- ------------------- ------------------- ------------------- ------------------ -------------------
$  1.44 - 2.09            2,390,346              7.9               $  1.65            1,235,407           $  1.63

   2.19 - 2.94              407,583              9.6                  2.79               20,833              2.19

   3.38 - 4.00               14,526              9.1                  3.54               14,526              3.54

   5.52 - 6.00               25,736              6.3                  5.87               25,736              5.87

  10.00 -14.76               21,876              7.5                 10.68               21,876             10.68

  16.52- 17.00                7,000              6.0                 16.57                7,000             16.57





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

NOTE 10 - RESTRUCTURING CHARGES

During the second quarter of 1998, the Company incurred a charge of $1.5 million as a result of effecting a restructuring plan ("the Plan"). The Plan provided for the elimination of duplicate job functions and outdated or discontinued products. Under the Plan, the Company combined its three separate customer support organizations into one support organization, and the Company's strategic focus shifted its newest suite of integrated document management software to using Microsoft based architecture. The restructuring charge included a $827,000 write down to net realizable value of prepaid licenses and capitalized software which related to products abandoned in favor of the new integrated document management software suite. In addition, $677,000 of the restructuring charge related to severance costs for 29 employees located throughout the United States, including customer support, sales, marketing, engineering and administrative personnel. The Plan was completed by the end of the first quarter of 1999.

NOTE 11 - INCOME TAXES

The source of the loss before the income tax benefit was from the following jurisdictions (in thousands):
                                               Year ended December 31,
                                   --------------------------------------------
                                     1999              1998              1997
                                   --------          --------          --------
U.S.                               $ (2,636)         $ (7,344)         $(10,417)
Foreign                                --                --                (922)
                                   --------          --------          --------
                                   $ (2,636)         $ (7,344)         $(11,339)
                                   ========          ========          ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                December 31,
                                                         ----------------------
                                                            1999          1998
                                                         ---------     --------
Deferred tax assets:
   Net operating loss and capital
     loss carryforwards                                  $ 47,174      $ 44,731
   Other                                                    2,573         2,657
                                                         --------      --------
     Gross deferred tax assets                           $ 49,747      $ 47,388
                                                         ========      ========

Deferred liabilities:
   Software development costs                                (900)       (1,174)
                                                         --------      --------
     Gross deferred tax liabilities                          (900)       (1,174)
Net deferred tax asset valuation allowance                (48,847)      (46,214)
                                                         --------      --------
                                                         $    ---       $   ---
                                                         ========      ========


SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $48,847,000 and $46,214,000 valuation allowance at December 31, 1999 and 1998, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the loss before income taxes as a result of the following differences:

                                               Year ended December 31,
                                     -----------------------------------------
                                       1999             1998            1997
                                     --------         --------        --------
Statutory U.S. tax rate benefit       34.0%             34.0%           34.0%
State income taxes, net                4.6               3.6             3.6
Operating losses and tax credits
  with no current tax benefit        (39.7)            (37.2)          (37.6)
Other                                  --                --              --
                                     --------         --------        --------
                                       --%               --%             --%
                                     ========         ========        ========


As of December 31, 1999, the Company had available net operating and capital loss carry forwards of approximately $122 million which expire in years through 2019 and are limited under Section 382 of the Internal Revenue Code. Accordingly, the utilization of the net operating loss and capital loss carry forwards will be limited in future years due to the changes in ownership. In addition, the Company has research tax credit carry forwards of $1.2 million.

The Company sold its foreign subsidiary, Dorotech, during 1997. Due to a difference between book and tax basis, the Company realized a capital loss of approximately $25 million. In addition, due to the sale of Dorotech, the Company has recognized a deferred tax benefit of approximately $46,000, which is reflected in the gain on the sale of Dorotech.


NOTE 12 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                              1999            1998             1997
                                                                        --------------- ---------------  -------------
Numerator (in thousands):
            Net Loss                                                        $(2,636)        $(7,344)        $(11,339)
            Preferred stock preferences
                    - Accrued dividends                                      (1,348)         (1,348)          (1,435)
                    - Imputed dividends                                          --              --           (1,536)
                                                                        --------------- ---------------  -------------

            Numerator of basic loss per share -  Net
                    loss applicable to common shares                         (3,984)         (8,692)         (14,310)
            Effect of dilutive securities                                        --              --               --
                                                                        --------------- ---------------  -------------
            Numerator for diluted loss per share- Net
                    loss applicable to common shares after
                    assumed conversions                                     $(3,984)        $(8,692)        $(14,310)
                                                                        =============== ===============  =============

Denominator:
            Denominator for basic loss per share-weighted
                    average shares                                       13,115,228       7,768,329        6,301,464
            Effect of dilutive securities                                        --              --               --
                                                                        --------------- ---------------  -------------
            Denominator for diluted loss per share- adjusted
                    weighed average shares                               13,115,228       7,768,329        6,301,464
                    conversions
                                                                        =============== ===============  =============

            Basic loss per share                                            $ (0.30)        $ (1.12)         $ (2.27)
                                                                        =============== ===============  =============
            Diluted loss per share                                          $ (0.30)        $ (1.12)         $ (2.27)
                                                                        =============== ===============  =============



Since the Company has incurred losses in 1999, 1998 and 1997, securities that could potentially dilute the basic earnings per share in the future were not included in the dilution computation because they would have been anti-dilutive for the periods presented. The potentially dilutive convertible securities include the Company's Series A, Series M and Series M1 Convertible Preferred Stock, which were convertible into 3,081,648 shares, 1,170,699 shares and 350,409 shares of common stock, respectively, at December 31, 1999. Also outstanding at December 31, 1999 were options and warrants, which were convertible into 2,867,067 and 1,212,452 shares of common stock, respectively. For additional disclosures regarding outstanding preferred stock, employee stock options and warrants, see Note 8.

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

The Company's two reportable segments are its products and services groups. The products segment includes sales of software licenses of the Company's TREEV Suite of document management software and computer equipment. The services segment includes sales of software maintenance contracts, installation, training and customization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units before income taxes and interest income and expenses. In addition, corporate related items and expenses not allocated to reportable segments, such as sale of subsidiaries, exchange fee and gain, and restructuring costs, are shown separately as "Corporate".

The following table sets forth summarized financial information concerning the Company's reportable segments for the years ended December 31, 1999, 1998 and 1997 (in thousands).

                                                     Products   Services   Corporate      Total
                                                    ---------  ---------   ---------     -------

1999

    Revenues                                         $ 17,982   $ 13,227    $     --    $ 31,209
    Segment profit (loss) before interest and taxes     1,789       (537)     (3,541)     (2,290)
    Identifiable assets                                12,516      7,168       3,607      23,291
    Depreciation and amortization                       1,440        598         276       2,314
    Capital expenditures                                  184        335          62         580

1998

    Revenues                                         $ 16,813   $ 11,389    $     --    $ 28,202
    Segment profit (loss) before interest and taxes       260     (2,008)     (5,540)     (7,288)
    Identifiable assets                                 9,641      7,057       2,824      19,522
    Depreciation and amortization                       1,236        732         339       2,307
    Capital expenditures                                  263        363          86         712

1997

    Revenues                                         $ 18,310   $ 17,496    $     --    $ 35,806
    Segment profit (loss) before interest and taxes       580     (5,113)     (6,520)    (11,053)
    Identifiable assets                                 6,947      6,675      13,238      26,860
    Depreciation and amortization                       1,925      1,069       1,470       4,464
    Capital expenditures                                  240        515         133         888

The following table sets forth summarized financial information concerning to the Company's operations by geographic area for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                       United           Western Europe
                                       States
                                      -------            -------------
1999
     Revenue                           $31,209              $    --
     Net loss                           (2,636)                  --
     Total assets                       23,291                   --
1998
     Revenue                           $28,202              $    --
     Net loss                           (7,344)                  --
     Total assets                       19,522                   --
1997
     Revenue                           $24,486              $11,320
     Net loss                          (10,417)                (922)
     Total assets                       26,680                   --

Revenue in 1999 and 1998 included sales to the U.S. Government totaling $704,000 and $900,000 respectively. Revenue in 1997 included sales to the U.S. Government and French Government totaling $1.6 million and $6.0 million, respectively.

NOTE 14 - COMMITMENTS

The Company leases its corporate office, sales offices, assembly facilities and certain equipment under non-cancelable operating leases, certain of which provide for both operating expense reimbursements and annual escalations that are amortized over the lease term. Rent expense related to these leases was $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31,

2000                                            $   1,626
2001                                                1,321
2002                                                1,348
2003                                                1,376
2004                                                1,405
Thereafter                                          6,457
                                                -------------
                                                $  13,533
                                                =============
                                      F-27

NOTE 15- CONTINGENCIES

The Company is subject to legal proceedings and claims, which are in the ordinary course of business. Management believes that the outcome of such matters will not have a material impact on the Company's financial position or its result of operations.

NOTE 16 - RELATED PARTY TRANSACTIONS

During 1997, the Company renegotiated the termination of three consulting agreements, with individuals who were current or former members of the Board of Directors and officers of the Company, whereby all three would expire during 1998. The Company recognized total compensation expense of approximately $211,000 and $553,000 in 1998 and 1997, respectively, related to these agreements.

The Company holds two notes receivable totaling $513,000 from two former stockholders of a subsidiary acquired in 1994. Interest accrues at 6.55% per annum (See Note 2).

NOTE 17 - EMPLOYEE PROFIT SHARING PLANS AND 401K PLAN

The Company sponsors a 401(K) plan that covers all full-time employees. Participants in the plan may make contributions of up to 15% of pre-tax annual compensation or $10,500 whichever is lower. The Company may make discretionary matching contributions at the option of the Board of Directors. The Company has made no contributions in 1999, 1998 or 1997.

NOTE 18 - SUBSEQUENT EVENTS

During January 2000, the 4,000 outstanding shares of Series M Stock were converted into 1,177,219 shares of Common Stock.

During January 2000, the 1,000 outstanding shares of Series M1 Stock were converted into 337,719 shares of Common Stock.

                 Shedule II - Valuation and Qualifying Accounts
                                   TREEV, Inc.
                                December 31, 1999

                                                    Balance at      Charged to   Charged to                   Balance at
                                                   Beginning of     Costs and      Other                        End of
Description                                           Period         Expenses     Accounts   Deductions (1)     Period

Allowance for Uncollectible Accounts Receivable
            Year Ended Dec 31, 1997                        377          673                          0           1050
            Year Ended Dec 31, 1998                       1050          833                        707           1176
            Year Ended Dec 31, 1999                       1176          300                        264           1212

Allowance for Uncollectible Notes Receivable
            Year Ended Dec 31, 1997                        475          623                                      1098
            Year Ended Dec 31, 1998                       1098                                    1098              0
            Year Ended Dec 31, 1999                          0                                                      0

(1) Uncollectible accounts written off, net of recoveries
