Form 10-Q
period 2000-03-31
TREEV INC
filed 2000-05-16
CIK 883946

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON May 15, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                 --------------


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22970

                                   TREEV, INC.

        (Exact name of small business issuer as specified in its charter)

           Delaware                                     54-1590649
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 500 Huntmar Park Drive, Herndon, Virginia 20170

                    (Address of principal executive offices)


                                 (703) 478-2260

                           (Issuer's telephone number)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,906,671 shares of common stock, $.0001 par value, as of March 31, 2000.

                                   TREEV, INC.

                                    Form 10-Q

                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Balance Sheets at March 31, 2000 (unaudited)
                  and December 31, 1999                                        2
                  Statements of Operations (unaudited) for the three
                  months ended March 31, 2000 and 1999                         3

                  Statement of Changes in Stockholders' Equity (unaudited)
                  for the three months ended March 31, 2000                    4

                  Statements of Cash Flows (unaudited) for the three
                  months ended March 31, 2000 and 1999                         5

                  Notes to Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                         8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   12

Item 6.  Exhibits and Reports on Form 8-K.                                    12

                                TREEV, INC.
                              BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                                     March 31,            December 31,
                                                                                       2000                   1999
                                                                                  ----------------       ---------------
                                                                                     (Unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                    $           2,085      $          1,886
   Accounts and notes receivable, net                                                      13,475                13,816
   Inventories                                                                                876                 1,135
   Prepaid expenses and other                                                               1,586                 1,111
                                                                                  ----------------       ---------------

        Total current assets                                                               18,022                17,948
Fixed assets, net                                                                           1,225                 1,237
Long-term notes receivable, net                                                                14                    21
Software development costs, net                                                             3,879                 3,627
Other assets                                                                                  417                   458
                                                                                  ----------------       ---------------

          Total assets                                                          $          23,557      $         23,291
                                                                                  ================       ===============



                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and obligations under capital leases                $           8,115      $          7,572
    Accounts payable                                                                        2,437                 2,374
    Accrued compensation and expenses                                                         892                 1,160
    Deferred revenue                                                                        4,966                 3,143
    Other accrued expenses                                                                  2,443                 1,497

                                                                                  ----------------       ---------------
          Total current liabilities                                                        18,853                15,746
Long-term debt and obligations under capital leases                                           108                   120

                                                                                  ----------------       ---------------
          Total liabilities                                                                18,961                15,866
Stockholders' equity:
    Convertible preferred stock, $.0001 par value, 20,000,000 shares
        authorized; 1,605,025 and 1,610,025 shares issued and outstanding                       -                     -
    Common stock, $.0001 par value, 100,000,000 shares authorized;
        15,906,671 and 14,237,009 shares issued and outstanding                                 1                     1
    Additional paid-in-capital                                                            141,751               141,841
    Accumulated deficit                                                                  (137,156)             (134,417)
                                                                                  ----------------       ---------------

          Total stockholders' equity                                                        4,596                 7,425
                                                                                  ----------------       ---------------

          Total liabilities and stockholders' equity                            $          23,557      $         23,291
                                                                                  ================       ===============








     The accompanying notes are an integral part of these financial statements.

                                  TREEV, INC.
                            STATEMENTS OF OPERATIONS
                   (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                       2000                      1999
                                                                                --------------------       ------------------

Revenues:
  Products                                                                    $               1,651      $             2,438
  Services                                                                                    3,392                    3,092
                                                                                --------------------       ------------------
                                                                                              5,043                    5,530
                                                                                --------------------       ------------------
Costs and expenses:
  Cost of products sold                                                                       1,022                    1,364
  Cost of services provided                                                                   2,096                    2,093
  Sales and marketing                                                                         2,547                    2,397
  General and administrative                                                                    962                      777
  Product development                                                                           934                      808
                                                                                --------------------       ------------------
                                                                                              7,561                    7,439
                                                                                --------------------       ------------------
Loss before interest expense and income taxes                                                (2,518)                  (1,909)
  Interest expense, net                                                                        (221)                      (1)
                                                                                --------------------       ------------------
Loss before income taxes                                                                     (2,739)                  (1,910)
  Income tax benefit                                                                              -                        -
                                                                                --------------------       ------------------
Net loss                                                                                     (2,739)                  (1,910)
                                                                                --------------------       ------------------

Preferred stock dividends                                                                      (337)                    (337)
                                                                                --------------------       ------------------
Net loss applicable to common shares                                          $              (3,076)     $            (2,247)
                                                                                ====================       ==================

Net loss per common share                                                     $               (0.20)     $             (0.18)
                                                                                ====================       ==================

Weighted average shares outstanding                                                      15,414,197               12,750,410
                                                                                ====================       ==================

    The accompanying notes are an integral part of these financial statements.

                                     TREEV, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Three months ended March 31, 2000
                       (In thousands, except share amounts)
                                    (Unaudited)



                                                                                     Additional
                                Preferred Stock               Common Stock             paid-in         Accumulated
                                Shares        Amt.          Shares        Amt.         capital           Deficit            Total
                         -------------------------   --------------------------  ---------------   ---------------   ---------------

Balance December 31, 1999       1,610,025      $ -         14,237,009       $ 1        $ 141,841       $ (134,417)          $ 7,425

Issuance of common stock                                      154,724         -              247                                247

Conversion of preferred stock      (5,000)       -          1,514,938         -                -                                  -

Dividends on preferred stock                                                                (337)                              (337)

Net loss                                                                                                   (2,739)           (2,739)
                         -------------------------   --------------------------  ---------------   ---------------   ---------------

Balance March 31, 2000          1,605,025      $ -         15,906,671       $ 1        $ 141,751       $ (137,156)          $ 4,596
                         =========================   ==========================  ===============   ===============   ===============













    The accompanying notes are an integral part of these financial statements.

                                               TREEV, INC.
                                         STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                               (Unaudited)


                                                                                                Three months ended March 31,
                                                                                             2000                       1999
                                                                                       ------------------         ------------------

Cash flows from operating activities:
    Net loss                                                                         $            (2,739)       $            (1,910)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                          604                        522
              Other non-cash interest fees                                                           238                         19
              Changes in assets and liabilities:
                        Accounts and notes receivable                                                173                      1,590
                        Inventories                                                                  259                         67
                        Prepaid expenses and other                                                  (476)                      (183)
                        Accounts payable                                                              63                       (198)
                        Accrued expenses                                                             341                       (775)
                        Deferred revenue                                                           1,823                        (59)
                                                                                       ------------------         ------------------
Net cash provided by (used in) operating activities                                                  286                       (927)
                                                                                       ------------------         ------------------

Cash flows from investing activities:
     Software development costs                                                                     (590)                      (617)
     Purchases of fixed assets                                                                      (212)                       (69)
     Cash received from business divestitures and related costs                                      176                         95
                                                                                       ------------------         ------------------
Net cash used in investing activities                                                               (626)                      (591)
                                                                                       ------------------         ------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                                     247                        766
     Redemption of convertible notes                                                                   -                       (200)
     Borrowings from line of credit                                                                7,734                      2,275
     Repayments of line of credit                                                                 (7,426)                      (272)
     Principal payments on capital lease obligations and debt                                        (15)                       (54)
                                                                                       ------------------         ------------------
Net cash provided by financing activities                                                            540                      2,515
                                                                                       ------------------         ------------------

Net increase in cash and cash equivalents                                                            200                        997
Cash and cash equivalents at beginning of year                                                     1,886                      1,645
                                                                                       ------------------         ------------------
Cash and cash equivalents at March 31,                                               $             2,086        $             2,642
                                                                                       ==================         ==================

Supplemental Cash Flow Information:
     Interest paid                                                                   $                91        $                16
                                                                                       ==================         ==================




    The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

               (In thousands, except share and per share amounts)
                                   (Unaudited)

1.  BASIS OF PRESENTATION
    ---------------------

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

2.  ISSUANCE OF COMMON STOCK
    ------------------------

During the first quarter of 2000, all 4,000 outstanding shares of Series M Stock were converted into 1,177,219 shares of Common Stock.

During first quarter of 2000, all 1,000 outstanding shares of Series M1 Stock were converted into 337,719 shares of Common Stock.

During the first quarter of 2000, the Company issued 139,018 shares of Common Stock attributable to exercises of previously granted stock options and warrants.

During the first quarter of 2000, the Company issued 15,706 shares of Common Stock under the Company's Employee Stock Purchase Plan ("the Plan"). Employees can choose to have up to 10% of their annual earnings withheld to purchase the Company's Common Stock. Under the terms of the Plan, there are two six-month offering periods beginning on January 1st and July 1st of each year during which employees can participate. The purchase price is determined by taking 85% of the lower of (a) the average of the high and low market prices on the offering commencement date and (b) the average of the high and low market prices on the offering termination date. The terms of the Plan require that the purchaser hold the shares purchased under the Plan for a minimum of six months from the date the offering period ends.

3.  BUSINESS SEGMENTS
    -----------------

The Company's reportable segments are strategic business units that sell its products and services to a wide variety of customers throughout the United States. The products segment includes sales of software licenses of the Company's TREEV Suite of document management software and computer equipment. The services segment includes sales of software maintenance contracts, installation, training, and customization. In addition, corporate related items and expenses not allocated to reportable segments are shown separately as "Corporate."

The following table sets forth summarized financial information concerning the Company's reportable segments for the quarters ended March 31, 2000 and 1999 (in thousands).

                                      Products           Services           Corporate           Total
                                 ------------------- ------------------ ------------------ ----------------

2000

    Revenues                           $1,651             $3,392              $ ---             $5,043
    Segment profit (loss)                 (520)            (1,064)              (934)           (2,518)

1999

    Revenues                           $2,438             $3,092              $ ---             $5,530
    Segment profit (loss)                 (339)              (793)              (777)           (1,909)


4.       BUSINESS COMBINATION

The Company has entered into an Agreement and Plan of Merger dated as of November 19, 1999 (the "Merger Agreement") with CE Computer Equipment AG, a German corporation. CE Computer Equipment and the Company amended and restated the Merger agreement as of May 8, 2000, to reflect that they no longer intend to account for the transaction as a pooling of interests and expect that they will account for the acquisition as a purchase transaction. Provided that certain conditions are met, as set forth in the Merger Agreement, at the conclusion of the merger, the Company will become a wholly-owned subsidiary of CE Computer Equipment. Under the terms of the Merger Agreement, CE Computer Equipment will issue a total of 1,330,000 Ordinary Shares in the form of American Depositary Shares ("ADSs") in exchange for the outstanding shares of the Company's Common Stock and Preferred Stock and for the outstanding warrants and options for the Company's Common Stock. The merger is subject to governmental and shareholder approvals and customary closing conditions. Shareholders owning more than 33% of the Company's Common Stock have agreed to vote their shares in favor of the merger, which is expected to be completed in the third quarter of 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risk Factors

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations made in the Company's forward looking statements in this Quarterly Report or elsewhere. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, specifically, any Current Reports on Form 8-K. Some risks and uncertainties of the Company that should be considered by the reader include:

         The adverse results of operations that the Company has experienced have been declining. Although the Company expects the trend of improved operating results to continue, there can be no assurances that the Company will not experience adverse results of operations in the future.

         The Company has had net losses in each period of its operations since its inception, except for four quarters, and it had an accumulated deficit at March 31, 2000, of $137 million.

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

Results of Operations - Three months ended March 31, 2000 and 1999

                   Revenues. Total revenues were $5.0 million and $5.5 million for the three months ended March 31, 2000 and 1999, respectively. The $500,000 decrease in revenue was the result of a decrease in product revenue of $800,000, or 32%, offset by an increase in service revenue of $300,000, or 10%. The decrease in product revenue was attributable to postponed contracts from prospective banking customers who have delayed implementation of new systems during the first quarter due to lingering Year 2000 concerns. The increase in service revenue was attributable to increased software maintenance contract revenue and continued growth of professional services business.

                   Profit Margins. Profit margins for product sales decreased 6 percentage points for the three months ended March 31, 2000, compared to the same period in 1999, as cost of products sold increased from 56% to 62% of sales. The decrease in product sales margins from 44% to 38% was primarily due to the increased sales mix of hardware which carries lower margins. Profit margins for service sales increased 6 percentage points for the three months ended March 31, 2000, compared to the same period in 1999, as the cost of services decreased from 68% to 62% of sales. The increase in service sales margins from 32% to 38% was due to the continued growth of maintenance revenue and professional services business which provided more contribution towards its fixed costs.

                   Sales and marketing. Sales and marketing expenses were $2.5 million, or 51% of revenue, for the three months ended March 31, 2000, compared to $2.4 million, or 43% of revenue, for the same period in 1999. The increase of $100,000, or 6%, was the result of development and implementation of a new marketing strategy and a new corporate identity program to support increased sales objectives.

                   General and administrative. G&A expenses were $1.0 million, or 19% of revenue, for the three months ended March 31, 2000, compared to $800,000, or 14% of revenue, for the same period in 1999. The increase of $200,000, or 24%, was due to increased Company operating expenses related to employee benefits, business taxes, legal fees, line of credit fees, rent and utilities.

                   Product development. The Company's expenditures on software research and development activities ("R&D") in the three months ended March 31, 2000, were $1.5 million, of which $600,000 was capitalized and $900,000 was expensed. R&D expenditures for the same period in 1999 were $1.4 million, of which $600,000 was capitalized and $800,000 was expensed. The $100,000 increase in R&D expenditures was due to the Company's continued development of new products and enhancements to existing products.

                   Net loss. The Company's net loss for the three months ended March 31, 2000, was $2.7 million as compared to $1.9 million for the comparable period of 1999. The net loss increase of $800,000 in the first quarter of 2000 as compared to the same period in 1999 was due to the decreases in revenues and the increase in sales and marketing and G&A expenses as described above.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred stock. The net loss applicable to common shares was $3.1 million, or $0.20 per share, for the three months ended March 31, 2000, as compared to $2.2 million or $0.18 per share, for the comparable period in 1999. The increase in net loss applicable to common shares is attributable to the increase in net loss described above.

Liquidity and Capital Resources

         As of March 31, 2000, the Company had $2.1 million in cash and cash equivalents, as compared to $1.9 million in cash and cash equivalents at December 31, 1999. Net working capital was $(800,000) at March 31, 2000 and $2.2 million at December 31, 1999. The Company's net tangible assets were $4.5 million and $7.3 million as of March 31, 2000 and December 31, 1999, respectively.

         For the three months ended March 31, 2000, the $200,000 increase in cash and cash equivalents resulted from $300,000 in cash provided by operating activities and $500,000 in cash provided by financing activities, offset by $600,000 in cash used in investing activities.

         The $300,000 provided by operating activities arose primarily from the $2.7 million loss from operations, offset by the $1.8 million increase in deferred revenue and the $600,000 in depreciation and amortization charges. The $600,000 used in investing activities arose primarily from capitalized software development costs. The $500,000 provided by financing activities arose primarily from the $200,000 proceeds from the issuance of Common Stock and the $300,000 in additional draws under the Company's revolving line of credit.

         During the first quarter of 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate equal to prime plus 2%. The line of credit shall remain in effect until June 30, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets.

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

         .

PART II.           OTHER INFORMATION

Item 1.              Legal Proceedings

         The Company is not involved in any legal proceedings, other than those proceedings and matters incidental to the business.

Item 2.           Changes in Securities

         During the first quarter of 2000, the Company issued 15,706 shares of Common Stock under the Company's Employee Stock Purchase Plan.

         During the first quarter of 2000, all 4,000 outstanding shares of Series M Stock were converted into 1,177,219 shares of Common Stock.

         During first quarter of 2000, all 1,000 outstanding shares of Series M1 Stock were converted into 337,719 shares of Common Stock.

         During the first quarter of 2000, the Company issued 139,018 shares of Common Stock attributable to exercises of previously granted stock options and warrants.

Item 3.           Changes Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits.

                  27.1     Financial data schedule

(b)               Reports on Form 8-K.

                  Form 8-K filed on May 9, 2000, to report that the Company had entered into an amended and restated Agreement and Plan of Merger dated May 8, 2000, with CE Computer Equipment AG.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                     TREEV, INC.
                     (Registrant)

Date:  May 15, 2000  By /s/ Thomas A. Wilson
                     --------------------
                     Thomas A. Wilson

                     President and Chief Executive Officer

Date:  May 15, 2000  By /s/ Brian H. Hajost
                     -------------------
                     Brian H. Hajost

                     Executive Vice President, Finance and Corporate Development