Form 10-K/A
period 1999-12-31
TREEV INC
filed 2000-06-23
CIK 883946

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------
                                   FORM 10-K/A

                      ------------------------------------

                                   (MARK ONE)

                   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934 For the fiscal year ended December
                                    31, 1999.

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________.
                         Commission file number 0-22970

                                   TREEV, INC.

             (Exact name of registrant as specified in its charter)

                               Delaware 54-1590649
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) identification No.)
                   13900 Lincoln Park Drive, Herndon, VA 20171

              (Address of principal executive offices and zip code)

                                 (703) 478-2260

              (Registrant's telephone number, including area code)
                                     -------

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class Name of each exchange on which registered
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                (Title of class)

                       Common Stock, $.0001 par value per
               share Series A Convertible Preferred Stock, $.0001
                               par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes |_| No |_|

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $104,455,876 as of May 31, 2000 (Price of Common Stock = $6.53).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:15,997,837 shares of Common Stock were outstanding as of May 31, 2000.

                          ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            Page

PART III

Item 11. Executive Compensation.                                               4

Item 12. Security Ownership of Certain Beneficial Owners and Management.       8

Item 13. Certain Relationships and Related Transactions.                       9

PART III

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

      The Summary Compensation Table below lists the Chief Executive Officer and four other most highly compensated executive officers of TREEV (the "Named Executive Officers") as of the end of 1999 and their compensation for services in 1999, 1998 and 1997.

                                                                                            Long-Term
                                                                                           Compensation
                                                                                              Awards
                                                   Annual Compensation                     -------------
                                            ---------------------------------------------- Securities   All Other
   Name and Principal                                                     Other Annual     Underlying   Compen-
        Position                             Salary($)      Bonus($)     Compensation($)   Options(#)   sation($)
 ----------------------                     ----------   ------------  ------------------------------  -----------
Thomas A. Wilson                              279,833        137,095                        250,000
President and Chief Executive Officer          62,000(1)      65,000                        125,000

Jorge R. Forgues                              188,694(2)      56,309
Senior Vice President and Chief Financial     166,250         92,622                         68,999
Officer                                       156,417         55,000                        150,000

Brian H. Hajost                               160,000         76,373                         85,000
Executive Vice President, Finance &           140,000         79,278                         65,000
Administration                                135,967         29,500

Richard G. McMahon                            140,000         52,131                         10,000
Senior Vice President, Professional           132,417         57,000                         65,000
Services                                       95,731(3)      31,750

Michael F. Guido                              124,091(4)      68,874                        100,000
Executive Vice President, Sales
___________





(1) Mr. Wilson joined the Company as its President and Chief Operating Officer in September 1998.
(2) Mr. Forgues resigned as Senior Vice President and Chief Operating Officer in August 1999.
(3) Mr. McMahon joined the Company as its Senior Vice President, Professional Services in April 1997.
(4) Mr. Guido joined the Company as its Executive Vice President, Sales in April 1999.

STOCK OPTIONS

     The following table sets forth certain information concerning the grant of options to the Chief Executive Officer and the Named Executives in 1999. The Company has not granted any stock appreciation rights.

                           Option Grants in Last Year
                              Individual Grants
                    -------------------------------------              Potential Realizable
                                 Percent of                              Value at Assumed
                    Number of      Total                               Annual Rates of Stock
                   Securities     Options                               Price Appreciation
                   Underlying    Granted to     Exercise                  for Option Term
                     Options    Employees in     or Base   Expiration  ----------------------
     Name           Granted(#)      Year       Price($/sh)    Date         5%          10%
----------------   -----------  ------------  ------------ ----------  ----------  ----------
Thomas A. Wilson      83,016          5%           1.63      1/04/09       81,356    216,672
                      41,984          3%           1.63      1/04/09       41,144    109,578
                     125,000          8%           2.81      8/09/09      222,500    558,750
Jorge R. Forgues           0
Brian H. Hajost       35,000          2%           1.63      1/04/09       34,300     91,350
                      46,831          3%           2.81      8/09/09       83,359     91,350
                       3,169         .2%           2.81      8/09/09        5,641     14,165
Richard G. McMahon    10,000         .7%           1.63      1/04/09        9,800     26,100
Michael F. Guido     100,000          7%           1.84      3/30/09      116,000    291,000

----------------

(1) Each of the indicated options was granted pursuant to the Company's Employee Incentive Stock Option Plan and vests in equal installments over two years from the date of grant, or, for the options held by the Chief Executive Officer and the Named Executives, upon the acquisition of the Company.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (10) years and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

                  Aggregated Option Exercises in Last Year and
                             Year-End Option Values

      The following table summarizes the value realized upon exercise of outstanding stock options and the value of the outstanding options held by the Chief Executive Officer and other Named Executives.

                                                  Number of Securities
                                                Underlying Unexercised         Value of Unexercised
                     Number of                      Options at Fiscal           In-the-Money Options
                       Shares                         Year-End(#)            at Fiscal-Year End($)(1)
                     Acquired on    Value      ---------------------------   ----------------------------
      Name           Exercise(#) Realized($)   Exercisable   Unexercisable   Exercisable    Unexercisable
-----------------    -------------------------------------------------------------------------------------
Thomas A. Wilson         0             0           137,930     237,069         211,033         225,216
Jorge R. Forgues     218,999       335,068           0            0               0               0
Brian H. Hajost          0             0           82,501       67,500         126,227          44,275
Richard G. McMahon       0             0           70,000        5,000          107,100          7,650
Michael F. Guido         0             0           50,000       50,000          66,000          66,000


-------------

(1) Computed by multiplying the number of options by the difference between (i) the per share market value of the Company's Common Stock on December 31, 1999 and (ii) the exercise price per share.
                                       5.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors is directly responsible for the approval and administration of the compensation program for Thomas A. Wilson, the Company's President and Chief Executive Officer. The Compensation Committee is also responsible for the grant of options to the Company's employees under the Company's various stock option plans and administers the plans. In 1999, the Compensation Committee consisted of two outside directors of the Company, Robert P. Bernardi, John Burton and James J. Leto, who did not participate in the administration of the compensation program related to his employment with the Company through August 1999.

    Mr. Wilson is responsible for the approval and administration of compensation programs for the other executive officers of the Company, including those named in the Summary Compensation Table, subject to review and approval by the Compensation Committee and the Board of Directors.

      Executive Compensation Philosophy

    The Company's executive compensation program is designed to meet the following objectives:

    o To attract and retain highly qualified executives to lead and manage the Company by providing competitive total compensation packages;

    o To reward executives based on the business performance of the Company;

    o To provide executives with incentives designed to maximize the long-term performance of the Company; and

    o To assure that objectives for corporate and individual performance are established and measured.

    For 1999, the components of the Company's executive compensation program included annual base salary and short-term incentive bonus plans. In 1999, stock options to purchase shares of the Company's Common Stock were awarded as a long-term incentive to executive officers of the Company as follows: Thomas A. Wilson, 250,000 shares; Brian H. Hajost, 85,000 shares; Richard G. McMahon, 10,000 shares; and Michael F. Guido, 100,000 shares.

      Base Salaries and Short Term Incentive Plans

    Base salaries for executive officers (including the Chief Executive Officer) are determined by evaluating the responsibilities associated with their respective positions and the experience of the officers and by reference to salaries paid in the competitive marketplace to executive officers with comparable ability and experience within the same industry following review of compensation information available in certain widely-known surveys and databases. Bonuses and annual salary adjustments, if any, are determined by evaluating performance taking into account such factors as achievement of the Company's strategic goals, assumption of additional responsibilities and attainment of specific individual objectives. The Board believes that stock ownership by management is especially beneficial in aligning management's and stockholders' interests in the Company.

    Base salaries are set by Mr. Wilson for the other executive officers. No specific weight of relative importance is assigned to the various factors and compensation information considered. Accordingly, the Company's executive compensation policies and practices may be deemed informal and subjective, although they are based on such factors and detailed investigation.

      Long-Term Incentive Plans

    The Company historically has provided long-term incentive compensation to attract, motivate and retain executive officers and other employees through grants of stock options under the Company's Employee Incentive Stock Option Plan. The Compensation Committee believes that this form of compensation closely aligns the interests of executive officers with those of the Company's shareholders and provides a major incentive in building shareholder value. The Compensation Committee designates the employees who shall be granted options and the amount and terms of the options granted. The number of stock options granted to each individual is based on his or her salary range, position, level of responsibility, and performance during the relevant year. All grants are made with an exercise price not less than the fair market value of the Common Stock on the date of grant.
                                       6.

    Section 162(m) of the Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to the Named Executives. The cash compensation of each of the Company's executive officers is substantially below the $1 million threshold. The options granted under the Company's stock option plans to date may not meet the requirement of being performance-based as that term is used in the section and consequently their exercise could reduce the compensation tax deduction that would otherwise be available to the Company if the spread between the exercise price and the then fair market value of the common stock should cause a specified executive's compensation to exceed $1 million. The Board of Directors currently believes that it should be able to continue to manage the executive compensation paid to the Named Executives so as to preserve the related federal income tax deductions.

      Compensation Committee

      Robert P. Bernardi
      John F. Burton

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

         The Company has agreements with its officers that provide for their continued employment with the Company. The officers are eligible to receive severance equal to six months' base salary and bonuses in the event any of the officers is terminated without cause.

         In connection with an acquisition of the Company by merger or asset sale or through a change of control, any officer who is terminated shall receive a lump sum payment equal to fifteen months' base salary and bonuses. Each outstanding option held by the officers under the Option Plan will automatically accelerate in full and all unvested shares of Common Stock issued to such individuals pursuant to the exercise of options granted or direct stock issuances made under such plan will immediately vest in full.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Securities and Exchange Commission requires disclosure where an executive officer of a company served or serves as a director or on the compensation committee of another entity and an executive officer of such other entity served or serves as a director or on the compensation committee of the Company. The Company does not have any such interlocks. Decisions as to executive compensation are made by the Compensation Committee. During fiscal year 1999, the Compensation Committee was comprised entirely of non-employee directors.

STOCK PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock for the period beginning with the Company's initial public offering on May 8, 1992 through December 31, 1999 with cumulative total return for the Nasdaq Stock Market (US) and for Nasdaq Computer & Data Processing Stocks (SIC code 737). The comparison assumes $100 was invested on May 8, 1994 in the Company's Common Stock at the $4.00 initial offering price and in each of the foregoing indices and assumes reinvestment of dividends, if any.
                                       7.

           5 - YEAR CUMULATIVE TOTAL RETURN AMONG TREEV, INC., NASDAQ
                        MARKET INDEX AND PEER GROUP INDEX

      5-YEAR CUMULATIVE TOTAL RETURN AMONG
TREEV, INC., NASDAQ MARKET INDEX AND PEER
GROUP INDEX

                           Base Period
   Company/Index Name         1994      1995      1996      1997      1998      1999
------------------------    --------  --------  --------  --------  --------  --------
TREEV, Inc.                  $100    $ 81.08     $ 66.22   $ 20.27   $ 8.95    $ 17.06

NASDAQ Market Index.....      100     129.71      161.18    197.16    278.08    490.46
NASDAQ Computer &
  Data Processing Services    100     152.28      187.94    230.88    411.95    911.50


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth certain information regarding the ownership, as of May 15, 2000, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five (5%) of the outstanding shares of its Common Stock, (ii) each director and nominee for director of the Company, (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to the table, persons named in the table have sole voting and investment power with respect to all shares of Common Stock that they respectively own beneficially.

The address of each person listed below, other than the Estate of Fred Kassner, Mr.Ardinger and Mr. Adkins is 13900 Lincoln Park Drive, Herndon, Virginia 20171.

                                                  Number of             Percent
Name and Address of Beneficial Owner               Shares              Of Class
                                             Beneficially Owned(1)

Estate of Fred Kassner(2)................      2,860,426                   17.9%
Horace T. Ardinger, Jr.(3)...............      4,362,194                   27.2
Douglas Adkins(4)........................      1,179,788                    7.4
Robert P. Bernardi(5)....................        240,574                    1.5
James J. Leto(6).........................        579,179                    3.6
Thomas A. Wilson(7)......................        250,000                    1.6
John F. Burton(8)........................         42,328                     *
Edwin A. Adams(9)........................         11,250                     *
Brian H. Hajost(10)......................        122,082                     *
Richard G. McMahon(11)...................         73,768                     *
C. Alan Peyser (12) .....................         44,018                     *
Michael F. Guido (13) ...................         50,000                     *
Michael J. Smith (14)....................          3,750                     *
Directors and executive officers
as a group (10) persons                        1,402,949                    8.7
---------
      *represents less than 1%

    (1) Under applicable rules of the SEC, a person is deemed to be the beneficial owner of shares of Common Stock if, among other things, he or she directly or indirectly has or shares voting power or investment power with respect to such shares. A person is also considered to beneficially own shares of Common Stock that he or she does not actually own but has the right to acquire presently or within the next sixty (60) days, by exercise of stock options or otherwise.

    (2) The address of the Estate of Fred Kassner is 69 Spring Street, Ramsey, New Jersey 07446. Of the total shares shown, the Estate of Fred Kassner has shared voting and dispositive power with respect to 2,860,426 shares, including 20,000 shares underlying a warrant, held by Liberty Travel, Inc. of which the Estate is a stockholder. Of the shares reported as being held directly by the Estate, 63,500 are issuable upon the exercise of warrants.
                                       8.

    (3) The address of Mr. Ardinger is 3000 Thanksgiving Tower, Dallas, Texas 75201. The shares of Common Stock listed in the table as beneficially owned by Mr. Ardinger consist of 4,362,194 shares of Common Stock currently owned by Mr. Ardinger and and/or the investor warrants (the "Investor Warrants") purchased by Mr. Ardinger and the Ardinger Family Partnership, which Mr. Ardinger controls. The Investor Warrants were purchased as a part of a private offering of common stock in September 1998.

    (4) The address of Mr. Adkins is 3000 Thanksgiving Tower, Dallas, Texas 75201. The shares of Common Stock listed in the table as beneficially owned by Mr. Adkins consist of 1,179,788 shares of Common Stock currently owned by Mr. Adkins and the Adkins Family Trust Ltd. and the Baker Family Trust (both of whose shares Mr. Adkins may be deemed to beneficially own) and 43,750 shares issuable upon exercise of warrants (including 40,000 issuable upon exercise of the Investor Warrants).

    (5) Includes 12,500 warrants and 101,199 shares issuable upon exercise of options.

    (6) Includes 4,000 warrants and 450,492 shares issuable upon exercise of options.

    (7) All shares are issuable upon exercise of options.

    (8) All shares are issuable upon exercise of options.

    (9) All shares are issuable upon exercise of options.

   (10) Includes 107,501 shares issuable upon exercise of options.

   (11) Includes 70,000 shares issuable upon exercise of options.

   (12) Includes 38,018 shares issuable upon exercise of options.

   (13) Includes 50,000 shares issuable upon exercise of options.

   (14) All shares are issuable upon exercise of options.



ITEM 13.        Certain Relationships and Related Transactions

    In December 1996, the Company entered into an agreement for a line of credit for up to $5,000,000 with Fred E. Kassner at an interest rate of 2% above a commercial lender's fluctuating prime rate. The line of credit is secured by a lien against all of the accounts receivables of the Company. In connection with the Kassner financing, the Company issued to Mr. Kassner warrants to acquire 25,000 shares of Common Stock, exercisable at $12.24 per share. Mr. Kassner is the beneficial owner of more than five percent of the outstanding stock of the Company. On December 27, 1997, Mr. Kassner converted $4.0 million of the $5.0 million line of credit into equity. The Company issued 1,000 shares of Series M Convertible Preferred Stock. The Series M Convertible Preferred Stock is convertible into 1,000,000 shares of Common Stock at a price of $4.00 per share, plus interest which accumulates from the date of issuance of the preferred stock through the date of conversion and shall be paid in additional shares of Common Stock at the time of conversion. On June 30, 1998, Mr. Kassner converted the remaining $1.0 million of the $5.0 million line of credit into equity. The Company issued 1,000 shares of Series M1 Convertible Preferred Stock. The Series M1 Convertible Preferred Stock is convertible into 250,000 shares of Common Stock at a price of $3.32 per share, plus interest which accumulates from the date of issuance of the preferred stock through the date of conversion and shall be paid in additional shares of Common Stock at the time of conversion. In January 2000, all of the shares of the Series M Convertible Preferred Stock and the Series M1 Convertible Preferred Stock were converted into 1,514,938 shares of Common Stock.
                                       9.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:      June 23, 2000      TREEV, INC.


                                      By:  /s/ Thomas A. Wilson
                                           ----------------------
                                           Thomas A. Wilson
                                           President and Chief Executive Officer
                                      10.