Form 10-Q
period 2000-06-30
TREEV INC
filed 2000-08-14
CIK 883946

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON August 14, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                  -------------


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

          13900 Lincoln Park Drive, Suite 300, Herndon, Virginia 20171

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,067,233 shares of common stock, $.0001 par value, as of June 30, 2000.

                                   TREEV, INC.

                                    Form 10-Q

                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Balance Sheets at June 30, 2000 (unaudited)
                  and December 31, 1999                                        2

                  Statements of Operations (unaudited) for the three
                  months ended June 30, 2000 and 1999                          3

                  Statements of Operations (unaudited) for the six
                  months ended June 30, 2000 and 1999                          4

                  Statement of Changes in Stockholders' Equity (unaudited)
                  for the three months ended June 30, 2000                     5

                  Statements of Cash Flows (unaudited) for the six
                  months ended June 30, 2000 and 1999                          6

                  Notes to Financial Statements                                7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                         9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   14

Item 6.  Exhibits and Reports on Form 8-K.                                    14

                                  TREEV, INC.
                                BALANCE SHEETS
              (In thousands, except share and per share amounts)


                                                                                           June 30,             December 31,
                                                                                             2000                   1999
                                                                                        ----------------       ----------------
                                                                                           (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                          $           1,717      $           1,886
   Accounts and notes receivable, net                                                            11,016                 13,816
   Inventories                                                                                      737                  1,135
   Prepaid expenses and other                                                                     1,505                  1,111
                                                                                        ----------------       ----------------
        Total current assets                                                                     14,975                 17,948
Fixed assets, net                                                                                 1,427                  1,237
Long-term notes receivable, net                                                                       7                     21
Software development costs, net                                                                   4,039                  3,627
Other assets                                                                                        369                    458
                                                                                        ----------------       ----------------
          Total assets                                                                $          20,817      $          23,291
                                                                                        ================       ================


                      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and obligations under capital leases                      $           9,066      $           7,572
    Accounts payable                                                                              2,228                  2,374
    Accrued compensation and expenses                                                               902                  1,160
    Deferred revenue                                                                              4,564                  3,143
    Other accrued expenses                                                                        1,631                  1,497
                                                                                        ----------------       ----------------
          Total current liabilities                                                              18,391                 15,746
Long-term debt and obligations under capital leases                                                 325                    120
                                                                                        ----------------       ----------------
          Total liabilities                                                                      18,716                 15,866
Stockholders' equity:
    Convertible preferred stock, $.0001 par value, 20,000,000 shares
        authorized; 1,605,025 and 1,610,025 shares issued and outstanding                             -                      -
    Common stock, $.0001 par value, 100,000,000 shares authorized;
        16,067,233 and 14,237,009 shares issued and outstanding                                       2                      1
    Additional paid-in-capital                                                                  142,129                141,841
    Accumulated deficit                                                                        (140,030)              (134,417)
                                                                                        ----------------       ----------------
          Total stockholders' equity                                                              2,101                  7,425
                                                                                        ----------------       ----------------
          Total liabilities and stockholders' equity                                  $          20,817      $          23,291
                                                                                        ================       ================



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                         Three Months Ended June 30,
                                                                                        2000                     1999
                                                                                 --------------------      -----------------
Revenue:
  Products                                                                     $               2,664     $            4,601
  Services                                                                                     3,243                  3,312
                                                                                 --------------------      -----------------
                                                                                               5,907                  7,913
                                                                                 --------------------      -----------------
Costs and expenses:
  Cost of products sold                                                                        1,297                  2,361
  Cost of services provided                                                                    2,171                  2,080
  Sales and marketing                                                                          2,856                  2,726
  General and administrative                                                                   1,007                    855
  Product development                                                                          1,199                  1,244
                                                                                 --------------------      -----------------
                                                                                               8,530                  9,266
                                                                                 --------------------      -----------------
Loss before interest expense and income taxes                                                 (2,623)                (1,353)
  Interest expense, net                                                                         (251)                   (44)
                                                                                 --------------------      -----------------
Loss before income taxes                                                                      (2,874)                (1,397)
  Income tax benefit                                                                               -                      -
                                                                                 --------------------      -----------------
Net loss                                                                                      (2,874)                (1,397)
                                                                                 --------------------      -----------------

Preferred stock dividends                                                                       (337)                  (337)
                                                                                 --------------------      -----------------
Net loss applicable to common shares                                           $              (3,211)    $           (1,734)
                                                                                 ====================      =================

Net loss per common share                                                      $               (0.20)    $            (0.14)
                                                                                 ====================      =================

Weighted average shares outstanding                                                       15,980,806             12,803,488
                                                                                 ====================      =================




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                        2000                    1999
                                                                                 -------------------      -----------------
Revenue:
  Products                                                                     $              4,315     $            7,040
  Services                                                                                    6,635                  6,404
                                                                                 -------------------      -----------------
                                                                                             10,950                 13,444
                                                                                 -------------------      -----------------
Costs and expenses:
  Cost of products sold                                                                       2,319                  3,726
  Cost of services provided                                                                   4,267                  4,173
  Sales and marketing                                                                         5,403                  5,122
  General and administrative                                                                  1,969                  1,633
  Product development                                                                         2,133                  2,051
                                                                                 -------------------      -----------------
                                                                                             16,091                 16,705
                                                                                 -------------------      -----------------
Loss before interest expense and income taxes                                                (5,141)                (3,261)
  Interest expense, net                                                                        (472)                   (46)
                                                                                 -------------------      -----------------
Loss before income taxes                                                                     (5,613)                (3,307)
  Income tax benefit                                                                              -                      -
                                                                                 -------------------      -----------------
Net loss                                                                                     (5,613)                (3,307)
                                                                                 -------------------      -----------------

Preferred stock dividends                                                                      (674)                  (674)
                                                                                 -------------------      -----------------
Net loss applicable to common shares                                           $             (6,287)    $           (3,981)
                                                                                 ===================      =================

Net loss per common share                                                      $              (0.41)    $            (0.31)
                                                                                 ===================      =================

Weighted average shares outstanding                                                      15,438,328             12,777,096
                                                                                 ===================      =================













   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six months ended June 30, 2000
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                     Additional
                                 Preferred Stock               Common Stock           paid-in        Accumulated
                                Shares        Amt.          Shares        Amt.        capital           Deficit            Total
                         -------------------------   --------------------------  ---------------   ---------------   ---------------
Balance December 31, 1999       1,610,025      $ -         14,237,009       $ 1        $ 141,841        $(134,417)          $ 7,425

Issuance of common stock                                      207,878         -              288                                288

Conversion of preferred stock      (5,000)       -          1,514,938         1                -                                  1

Dividends on preferred stock                                                                (674)                              (674)

Issuance of common stock in
       payment of dividends                                   107,408         -              674                                674

Net loss                                                                                                   (5,613)           (5,613)
                         -------------------------   --------------------------  ---------------   ---------------   ---------------

Balance June 30, 2000           1,605,025      $ -         16,067,233       $ 2        $ 142,129        $(140,030)          $ 2,101
                         =========================   ==========================  ===============   ===============   ===============












   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Six months ended June 30,
                                                                                             2000                       1999
                                                                                       ------------------         ------------------
Cash flows from operating activities:
    Net loss                                                                         $            (5,613)       $            (3,307)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                        1,182                      1,124
              Other non-cash interest fees                                                           510                         82
              Changes in assets and liabilities:
                        Accounts and notes receivable                                              2,631                        516
                        Inventories                                                                  398                        344
                        Prepaid expenses and other                                                  (389)                       (83)
                        Accounts payable                                                            (146)                       606
                        Accrued expenses                                                            (123)                      (896)
                        Deferred revenue                                                           1,421                     (1,776)
                                                                                       ------------------         ------------------
Net cash used in operating activities                                                               (129)                    (3,390)
                                                                                       ------------------         ------------------

Cash flows from investing activities:
     Software development costs                                                                     (791)                      (850)
     Purchases of fixed assets                                                                      (634)                      (262)
     Cash received from business divestitures and related costs                                      183                        196
                                                                                       ------------------         ------------------
Net cash used in investing activities                                                             (1,242)                      (916)
                                                                                       ------------------         ------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                                     289                        774
     Cash dividends paid on preferred stock                                                            -                       (337)
     Proceed from issuance of subordinated notes                                                   2,000                      2,150
     Redemption of convertible notes                                                                   -                       (200)
     Borrowings from line of credit                                                               13,347                      8,029
     Repayments of line of credit                                                                (14,403)                    (5,927)
     Principal payments on capital lease obligations and debt                                        (31)                       (87)
                                                                                       ------------------         ------------------
Net cash provided by financing activities                                                          1,202                      4,402
                                                                                       ------------------         ------------------

Net (decrease) increase in cash and cash equivalents                                                (169)                        96
Cash and cash equivalents at beginning of year                                                     1,886                      1,645
                                                                                       ------------------         ------------------
Cash and cash equivalents at June 30,                                                $             1,717        $             1,741
                                                                                       ==================         ==================

Supplemental Cash Flow Information:
     Interest paid                                                                   $               250        $                67
                                                                                       ==================         ==================



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

               (In thousands, except share and per share amounts)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the six-month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

2.       ISSUANCE OF SUBORDINATED NOTES

During the second quarter of 2000, the Company issued Subordinated Promissory Notes (the "Promissory Notes") due October 1, 2000, totaling $2 million and bearing interest of 13.5%. The Promissory Notes are subordinated to the Company's revolving line of credit and are collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. Interest payments are due monthly and the Promissory Notes may be prepaid at any time without premium or penalty. CE Computer Equipment AG is the lender of the Promissory Notes.

3.       ISSUANCE OF COMMON STOCK

During the first quarter of 2000, all 4,000 outstanding shares of Series M Stock were converted into 1,177,219 shares of Common Stock.

During first quarter of 2000, all 1,000 outstanding shares of Series M1 Stock were converted into 337,719 shares of Common Stock.

During the first and second quarters of 2000, the Company issued 192,172 shares of Common Stock attributable to exercises of previously granted stock options and warrants.

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

During the second quarter of 2000, the Company issued 107,408 shares of Common Stock as quarterly dividends to the shareholders of the Company's Series A Cumulative Convertible Preferred Stock.

4.       BUSINESS SEGMENTS

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

The following table sets forth summarized financial information concerning the Company's reportable segments for the periods ended June 30, 2000 and 1999 (in thousands).

                                      Products           Services           Corporate           Total
                                 ------------------- ------------------ ------------------ ----------------
2000
    Revenues                           $4,315             $6,635              $ ---            $10,950
    Segment profit (loss)                (973)            (2,199)             (1,969)           (5,141)

1999

    Revenues                           $7,040             $6,404              $ ---            $13,444
    Segment profit (loss)                (442)            (1,186)             (1,633)           (3,261)

5.       BUSINESS COMBINATIONS

The Company has entered into an Agreement and Plan of Merger dated as of November 19, 1999 (the "Merger Agreement") with CE Computer Equipment AG, a German corporation. CE Computer Equipment and the Company amended and restated the Merger agreement as of May 8, 2000, to reflect that they no longer intend to account for the transaction as a pooling of interests and expect that they will account for the acquisition as a purchase transaction. Provided that certain conditions are met, as set forth in the Merger Agreement, at the conclusion of the merger, the Company will become a wholly owned subsidiary of CE Computer Equipment. Under the terms of the Merger Agreement, CE Computer Equipment will issue a total of 1,330,000 Ordinary Shares in the form of American Depositary Shares ("ADSs") in exchange for the outstanding shares of the Company's Common Stock and Preferred Stock and for the outstanding warrants and options for the Company's Common Stock. The merger is subject to governmental and shareholder approvals and customary closing conditions. Shareholders owning more than 33% of the Company's Common Stock have agreed to vote their shares in favor of the merger, which is expected to be completed in the third quarter of 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risk Factors

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations made in the Company's forward looking statements in this Quarterly Report or elsewhere. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, specifically; any Current Reports on Form 8-K. Some risks and uncertainties of the Company that should be considered by the reader include:

         The Company has had net losses in each period of its operations since its inception, except for four quarters, and it had an accumulated deficit at June 30, 2000, of $140 million. Although the Company expects improved operating results in the future, there can be no assurances that the Company will not experience adverse results of operations in the future.

         The Company's securities are listed on the Nasdaq National Market which requires companies to comply with certain listing and maintenance requirements. In 1997, the Company fell below the requirement to maintain net tangible assets of at least $4 million. The Company appealed to a Nasdaq Listing Qualifications Panel, who allowed the Company to continue to trade on Nasdaq but required the Company to have a minimum of $6 million in net tangible assets to ensure long term compliance with the requirement. The Company achieved net tangible assets in excess of $6 million at the end of 1997, and the Company has since that time maintained net tangible assets over $4 million. As of June 30, 2000, the Company again fell below the net tangible asset requirement. In the event that the contemplated merger with CE Computer Equipment AG is not effected, the Company will consider additional offerings of equity securities and/or further reductions of operating expenses (such as travel, marketing, consulting and salaries) to achieve compliance with the Nasdaq requirement. Although the Company believes it can raise additional capital if necessary, there can be no assurance that financing, if sought, will be available.

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

Results of Operations - Six months ended June 30, 2000 and 1999

                   Revenues. Total revenues were $11.0 million and $13.4 million for the six months ended June 30, 2000 and 1999, respectively. The $2.5 million decrease in revenue was the result of a decrease in product revenue of $2.7 million, or 39%, offset by an increase in service revenue of $200,000, or 4%. The decrease in product revenue was attributable to postponed contracts from prospective customers who have delayed implementation of new systems due to the impending merger of the Company. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales decreased 1% for the six months ended June 30, 2000, compared to the same period in 1999, as cost of products sold increased from 53% to 54% of sales. The decrease in product sales margins from 47% to 46% was due to a decrease in hardware margin contribution as a result of competitive pressures. Profit margins for service sales increased 1% for the six months ended June 30, 2000, compared to the same period in 1999, as the cost of services decreased from 65% to 64% of sales. The increase in service sales margins from 35% to 36% was due the continued growth of maintenance revenue and professional services business, which provided more contribution towards its fixed costs.

                   Sales and marketing. Sales and marketing expenses were $5.4 million, or 49% of revenue, for the six months ended June 30, 2000, compared to $5.1 million, or 38% of revenue, for the same period in 1999. The increase of $300,000, or 5%, was the result of the development and implementation of a new marketing strategy and corporate identity program, as well as increased trade show and advertising costs.

                   General and administrative. General and administrative expenses were $2.0 million, or 18% of revenue, for the six months ended June 30, 2000, compared to $1.6 million, or 12% of revenue, for the same period in 1999. The increase of $400,000, or 21%, was due to increased Company operating expenses related to merger costs, employee benefits, business taxes, legal fees, rent and utilities.

                   Product development. The Company's expenditures on software research and development activities for the six months ended June 30, 2000, were $3.2 million, of which $1.1 million were capitalized and $2.1 million were expensed. Research and development expenditures for the same period in 1999 were $2.9 million, of which $800,000 were capitalized and $2.1 million were expensed. The $300,000 increase in research and development expenditures was due to the Company's continued development of new products and enhancements to existing products to maintain the Company's competitive product and market position.

                   Net loss. The Company's net loss for the six months ended June 30, 2000, was $5.6 million as compared to $3.3 million for the comparable period in 1999. The net loss increase of $2.3 million was due to the decrease in revenue and the increases in sales and marketing and general and administrative expenses as described above, as well as a $400,000 increase in interest expense.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred shares. The net loss applicable to common shares was $6.3 million, or $.41 per share, for the six months ended June 30, 2000, as compared to $4.0 million or $.31 per share, for the comparable period in 1999. The increase in net loss applicable to common shares is attributable to the increase in net loss described above.

Results of Operations - Three months ended June 30, 2000 and 1999

                   Revenues. Total revenues were $5.9 million and $7.9 million for the three months ended June 30, 2000 and 1999, respectively. The $2.0 million decrease in revenue was the result of a decrease in product revenue of $1.9 million, or 42%, and a decrease in service revenue of $100,000, or 2%. The decrease in product revenue was attributable to postponed contracts from prospective customers who have delayed implementation of new systems due to the impending merger of the Company. The decrease in service revenue was attributable to the decreased product revenue during the period, which resulted in lower installation and associated services revenue.

                   Profit Margins. Profit margins for product sales increased 2% for the three months ended June 30, 2000, compared to the same period in 1999, as cost of products sold decreased from 51% to 49% of sales. The increase in product sales margins from 49% to 51% was primarily due to the increased sales mix of software, which carries higher margins. Profit margins for service sales decreased 4% for the three months ended June 30, 2000, compared to the same period in 1999, as the cost of services increased from 63% to 67% of sales. The decrease in service sales margins from 37% to 33% was due to the decreased service revenues discussed above, which provided less contribution towards the group's fixed costs.

                   Sales and marketing. Sales and marketing expenses were $2.9 million, or 48% of revenue, for the three months ended June 30, 2000, compared to $2.7 million, or 34% of revenue, for the same period in 1999. The increase of $200,000, or 5%, was the result of the development and implementation of a new marketing strategy and corporate identity program, as well as increased trade show and advertising costs.

                   General and administrative. General and administrative expenses were $1.0 million, or 17% of revenue, for the three months ended June 30, 2000, compared to $900,000, or 11% of revenue, for the same period in 1999. The increase of $100,000, or 18%, was due to increased Company operating expenses related to merger costs, employee benefits, business taxes, legal fees, rent and utilities.

                   Product development. The Company's expenditures on software research and development activities in the three months ended June 30, 2000, were $1.7 million, of which $500,000 were capitalized and $1.2 million were expensed. Research and development expenditures for the same period in 1999 were $1.5 million, of which $200,000 were capitalized and $1.3 million were expensed. The $200,000 increase in research and development expenditures was due to the Company's continued development of new products and enhancements to existing products to maintain the Company's competitive product and market position.

                   Net loss. The Company's net loss for the three months ended June 30, 2000, was $2.9 million as compared to $1.4 million for the comparable period of 1999. The net loss increase of $1.5 million the first quarter of 2000 as compared to the same period in 1999 was due to the decrease in revenue and the increases in sales and marketing and general and administrative expenses as described above, as well as a $200,000 increase in interest expense.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred shares. The net loss applicable to common shares was $3.2 million, or $0.20 per share, for the three months ended June 30, 2000, as compared to $1.7 million or $0.14 per share, for the comparable period in 1999. The increase in net loss applicable to common shares is attributable to the increase in net loss described above.

Liquidity and Capital Resources

         As of June 30,  2000,  the  Company  had $1.7  million in cash and cash equivalents, as compared to $1.9 million in cash and cash equivalents at December 31, 1999. Net working capital was $(3.4) million at June 30, 2000 and $2.2 million at December 31, 1999. The Company's net tangible assets were $2.1 million and $7.4 million as of June 30, 2000 and December 31, 1999, respectively.

         For the six months ended June 30, 2000, the $200,000 decrease in cash and cash equivalents resulted from $100,000 in cash used in operating activities and $1.3 million in cash used in investing activities, offset by $1.2 million in cash provided by financing activities.

         The $100,000 used in operating activities arose primarily from the $5.6 million loss from operations, offset by the $1.4 million increase in deferred revenue, $2.6 million decrease in accounts and notes receivable and the $1.2 million in depreciation and amortization charges. The $1.3 million used in investing activities arose primarily from capitalized software development costs and the purchases of fixed assets. The $1.2 million provided by financing activities arose primarily from the $2 million proceeds from the issuance of the promissory note and $200,000 proceeds from the issuance of common stock, offset by the $1.1 million in repayments of the Company's revolving line of credit.

         During the first quarter of 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate equal to prime plus 2%. The line of credit shall remain in effect until September 30, 2000, and automatically renews for successive additional terms of one year each. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets.

         Although the Company expects improved operating results in the future, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that its existing cash, cash flows from operations and availability under its line of credit should provide sufficient resources to fund its activities through the next twelve months and to maintain net tangible assets of at least $4.0 million, which is required for continued inclusion of the Company's securities on the Nasdaq National Market. Anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV suite of products. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as additional offerings of debt or equity securities and/or further reductions of operating expenses (such as travel, marketing, consulting and salaries).

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

         During the first quarter of 2000, all 1,000 outstanding shares of Series M1 Stock were converted into 337,719 shares of Common Stock.

         During the first and second quarters of 2000, the Company issued 192,172 shares of Common Stock attributable to exercises of previously granted stock options and warrants.

         During the second quarter of 2000, the Company issued 107,408 shares of Common Stock as quarterly dividends to the shareholders of the Company's Series A Cumulative Convertible Preferred Stock.

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

                                                             TREEV, INC.
                                  (Registrant)

Date:  August 14, 2000           By /s/ Thomas A. Wilson
                                    --------------------
                                 Thomas A. Wilson

                                 President and Chief Executive Officer

Date:  August 14, 2000           By /s/ Brian H. Hajost
                                    -------------------
                                 Brian H. Hajost

                                 Executive Vice President, Finance and Corporate Development
                                       15