Form 10-Q/A
period 1998-06-30
TREEV INC
filed 2000-09-13
CIK 883946

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

                                EXPLANATORY NOTE

         Subsequent to filing a Form 10-Q with the Securities and Exchange Commission ("SEC") on July 23, 1998, which included the quarterly financial statements of TREEV, Inc. (the "Company") for the three and six month periods ended June 30, 1998, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1998 required revision. Accordingly, the Company has determined to restate its quarterly financial statements for the three and six month periods ended June 30, 1998.

         This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three and six month periods ended June 30, 1998, and other information relating to such restated financial statements. Except for Items 1 and 2 of Part I and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                   TREEV, INC.

                                    Form 10-Q/A


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

            Consolidated Balance Sheets at June 30, 1998
            (unaudited and restated) and December 31, 1997               2

            Consolidated Statements of Operations (unaudited and
            restated)for the three months ended June 30, 1998 and 1997   3

            Consolidated Statements of Operations (unaudited and
            restated)for the six months ended June 30, 1998 and 1997     4

            Consolidated Statement of Changes in Stockholders'
            Equity (unaudited and restated) for the six months
            ended June 30, 1998                                          5

            Consolidated Statements of Cash Flows (unaudited and
            restated for the six months ended June 30, 1998 and 1997     6

            Notes to Consolidated Financial Statements (unaudited
            and restated)                                                7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                              16

Item 6.  Exhibits and Reports on Form 8-K.                               18

                                   TREEV, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                         June 30,   December 31,
                                                           1998          1997
                                                         ---------    ---------
                                                     (Unaudited and
                                                         restated)
                                ASSETS

Current assets:
 Cash and cash equivalents                               $   4,092    $   3,816
 Accounts and notes receivable, net                          7,113        8,569
 Note receivable Dorotech sale                                --          7,000
 Inventories                                                   691          722
 Prepaid expenses and other                                    599        1,108
                                                         ---------    ---------
      Total current assets                                  12,495       21,215
Fixed assets, net                                            1,977        2,165
Long-term notes receivable, net                                138          378
Software development costs and
 purchased technology, net                                   2,484        2,490
Goodwill, net                                                  416          499
Other assets                                                   121          113
                                                         ---------    ---------
        Total assets                                     $  17,631    $  26,860
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

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                   Three Months Ended June 30,
                                                    1998               1997
                                                ------------       ------------
                                                 (Restated)
Revenue:
  Products                                      $      4,244       $      4,098
  Services                                             2,844              5,236
                                                ------------       ------------
                                                       7,088              9,334
                                                ------------       ------------
Costs and expenses:
  Cost of products sold                                1,846              2,198
  Cost of services provided                            1,941              3,934
  Sales and marketing                                  3,103              3,640
  General and administrative                           1,075              1,689
  Product development                                    965              1,266
  Restructuring costs                                  1,505               --
                                                ------------       ------------
                                                      10,435             12,727
                                                ------------       ------------
Loss before interest income
 and income taxes                                     (3,347)            (3,393)
  Interest income (expense), net                           6                (64)
                                                ------------       ------------
Loss before income taxes                              (3,341)            (3,457)
  Income tax provision                                  --                   61
                                                ------------       ------------
Net loss                                              (3,341)            (3,518)
                                                ------------       ------------

Preferred stock preferences                             (337)              (930)
                                                ------------       ------------
Net loss applicable to common
 shares                                         $     (3,678)      $     (4,448)
                                                ============       ============

Net loss per common share                       $      (0.13)      $      (0.18)
                                                ============       ============

Weighted average shares
 outstanding                                      29,330,815         24,963,956
                                                ============       ============

Net loss per common share -
 assuming dilution                              $      (0.13)      $      (0.18)
                                                ============       ============

Weighted average shares
 outstanding                                      29,330,815         24,963,956
                                                ============       ============





   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                    Six Months Ended June 30,
                                                     1998              1997
                                                 ------------      ------------
                                                  (Restated)
Revenue:
  Products                                       $      7,795      $      8,366
  Services                                              5,493            10,087
                                                 ------------      ------------
                                                       13,288            18,453
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 3,661             4,156
  Cost of services provided                             3,786             7,816
  Sales and marketing                                   5,837             7,252
  General and administrative                            2,250             3,300
  Product development                                   1,961             2,308
  Restructuring costs                                   1,505              --
  Gain from extinguishment of debt                       --                (267)
                                                 ------------      ------------
                                                       19,000            24,565
                                                 ------------      ------------
Loss before interest income
 and income taxes                                      (5,712)           (6,112)
  Interest expense, net                                   (62)              (33)
                                                 ------------      ------------
Loss before income taxes                               (5,774)           (6,145)
  Income tax provision                                   --                  55
                                                 ------------      ------------
Net loss                                               (5,774)           (6,200)
                                                 ------------      ------------

Preferred stock preferences                              (674)           (1,906)
                                                 ------------      ------------
Net loss applicable to common
 shares                                          $     (6,448)     $     (8,106)
                                                 ============      ============

Net loss per common share                        $      (0.24)     $      (0.33)
                                                 ============      ============

Weighted average shares
 outstanding                                       27,316,368        24,715,116
                                                 ============      ============

Net loss per common share -
 assuming dilution                               $      (0.24)     $      (0.33)
                                                 ============      ============

Weighted average shares
 outstanding                                       27,316,368        24,715,116
                                                 ============      ============








   The accompanying notes are an integral part of these financial statements.


                                   TREEV, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1998
                      (In thousands, except share amounts)
                           (Unaudited and restated))



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

                       TREEV INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                       Six months Ended June 30,
                                                           1998           1997
                                                         -------        -------
                                                        (Restated)

Cash flows from operating activities:
  Net loss                                               $(5,774)       $(6,200)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization                           1,221          2,550
   Restructuring costs                                     1,505           --
   Other non-cash adjustments                                 40             10
   Changes in assets and liabilities:
    Accounts and notes receivable                          1,429           (836)
    Inventories                                               31           (182)
    Prepaid expenses and other                               111            190
    Accounts payable                                        (320)           474
    Accrued compensation and
     related expenses                                         64            418
    Accrued expenses, other                                 (438)          (212)
    Deferred revenues                                      1,347            641
    Deferred income taxes                                   --               74
                                                         -------        -------
Net cash used in operating activities                       (784)        (3,073)
                                                         -------        -------

Cash flows from investing activities:
 Capitalized software development
  and license costs                                         (751)          (751)
 Purchases of fixed assets                                  (473)          (410)
 Proceeds from business divestitures,
  net of related costs                                     7,230             60
                                                         -------        -------
Net cash provided by (used in)
 investing activities                                      6,006         (1,101)
                                                         -------        -------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net                                               3,423             22
 Proceeds from issuance of preferred
  stock, net                                                --              (24)
 Cash dividends paid on preferred
  stock                                                     --           (1,779)
 Redemption of  Mandatory Redeemable
  Preferred Stock                                         (6,548)        (3,500)
 Redemption of convertible debentures                     (1,300)          --
 Proceeds from borrowings                                   --            5,000
 Principal payments on capital lease
  obligations                                               (521)          (536)
 Principal payments on debt                                 --             (633)
                                                         -------        -------
Net cash used in financing activities                     (4,946)        (1,450)
                                                         -------        -------

Effect of exchange rate changes on cash
 and cash equivalents                                       --             (132)
Net decrease in cash and cash
 equivalents                                                 276         (5,756)
Cash and cash equivalents at beginning
 of year                                                   3,816          7,601
                                                         -------        -------
Cash and cash equivalents at June 30,                    $ 4,092        $ 1,845
                                                         =======        =======

Supplemental Cash Flow Information:
     Interest paid                                       $   156        $   234
     Income taxes paid                                   $   175        $   198


   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997
                            (Unaudited and restated)

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to filing a Form 10-Q with the SEC which included the Company's quarterly financial statements for the three and six month periods ended June 30, 1998, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1998 required revision.

Due to the collapse and delayed recovery of the Asian financial market, one of TREEV's customers in Malaysia was unable to fulfill the original payment terms of its agreement with the Company. Accordingly, the Company reversed the revenue associated with the agreement in the amount of $841,000 for the quarter ended June 30, 1998.

Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been restated as follows (in thousands):


                                                 Three months ended June 30, 1998      Six months ended June 30, 1998
                                               ------------------------------------ ------------------------------------
                                                  As Reported         Restated         As Reported         Restated
                                               ------------------ ----------------- ------------------ -----------------
Statement of Operations Data
Product revenues                                     $ 5,085           $ 4,244            $ 8,636           $ 7,795
Net loss                                              (2,500)           (3,341)            (4,933)           (5,774)
Net loss per common share                            $ (0.10)          $ (0.13)           $ (0.21)          $ (0.24)



                                                      June 30, 1998
                                            ------------------------------------
                                               As Reported         Restated
                                            ------------------ -----------------
Balance Sheet Data

Accounts and notes receivable, net               $   7,954         $   7,113
Accumulated deficit                               (129,370)         (130,211)

3.   NAME CHANGE

During the second quarter of 1998, the Company changed its name from Network Imaging Corporation to TREEV, Inc. The name change more accurately reflects the Company's new orientation as a provider of integrated, production level document management solutions and was done in conjunction with the introduction of the Company's new integrated document management software product suite.

4.   RESTRUCTURING CHARGES

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

5.   CONVERSION OF LINE OF CREDIT TO PREFERRED STOCK

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


6.   ISSUANCE OF COMMON STOCK

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


7.       EXCHANGE OF NOTE RECEIVABLE FOR EQUITY

During the second quarter of 1998, the Company exchanged a $1.1 million note receivable, that had been received from the sale of a previously owned subsidiary, for equity in the company that acquired the subsidiary. Previously, the note had been reserved in its entirety, and the Company has made a similar reserve on the equity received in the exchange.


8.   RETIREMENT OF REDEEMABLE PREFERRED STOCK

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


9.   CONVERTIBLE NOTE REDEMPTION

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


                                                   TREEV, INC.
                                                  (Registrant)


Date:  September 13, 2000             By /s/ Thomas A. Wilson
                                      ------------------------------------------
                                      Thomas A. Wilson
                                      President and Chief Executive Officer


Date:  September 13, 2000             By /s/ Brian H. Hajost
                                      ------------------------------------------
                                      Brian H. Hajost
                                      Executive Vice President, Finance and
                                      Corporate Development