Form 10-Q/A
period 1998-09-30
TREEV INC
filed 2000-09-13
CIK 883946

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

         Subsequent to filing a Form 10-Q with the Securities and Exchange Commission ("SEC") on October 27, 1998, which included the quarterly financial statements of TREEV, Inc. (the "Company") for the three and nine month periods ended September 30, 1998, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1998 required revision. Accordingly, the Company has determined to restate its quarterly financial statements for the three and nine month periods ended September 30, 1998.

         This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three and nine month periods ended September 30, 1998, and other information relating to such restated financial statements. Except for Items 1 and 2 of Part I and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                   TREEV, INC.

                                    Form 10-Q/A


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

           Consolidated Balance Sheets at September 30, 1998
           (unaudited and restated) and December 31, 1997                  2

           Consolidated Statements of Operations (unaudited and
           restated) for the three months ended
           September 30, 1998 and 1997                                     3

           Consolidated Statements of Operations (unaudited and
           restated) for the nine months ended
           September 30, 1998 and 1997                                     4

           Consolidated Statement of Changes in Stockholders' Equity (unaudited and restated)for the nine months ended
           September 30, 1998                                              5

           Consolidated Statements of Cash Flows (unaudited and
           restated) for the nine months ended
           September 30, 1998 and 1997                                     6

           Notes to Consolidated Financial Statements
           (Unaudited and restated)                                        7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                19

Item 6.  Exhibits and Reports on Form 8-K.                                 21

                                  TREEV, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                      September 30, December 31,
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

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                   1998                 1997
                                                -----------         -----------
                                                (Restated)
Revenue:
  Products                                      $     3,466         $     5,225
  Services                                            2,902               4,719
                                                -----------         -----------
                                                      6,368               9,944
                                                -----------         -----------
Costs and expenses:
  Cost of products sold                               1,527               2,585
  Cost of services provided                           1,847               3,865
  Sales and marketing                                 2,748               3,649
  General and administrative                            925               1,649
  Product development                                   966               1,142
                                                -----------         -----------
                                                      8,013              12,890
                                                -----------         -----------
Loss before investment and
 interest income and income taxes                    (1,645)             (2,946)
  Investment and interest income
  (expense), net                                          3                (130)
                                                -----------         -----------
Loss before income taxes                             (1,642)             (3,076)
  Income tax benefit                                   --                  (142)
                                                -----------         -----------
Net income (loss)                                    (1,642)             (2,934)
                                                -----------         -----------

Preferred stock preferences
  Accrued dividends                                    (337)               (930)
  Imputed dividends                                    --                  (774)
                                                -----------         -----------
Net loss applicable to common shares            $    (1,979)        $    (4,638)
                                                ===========         ===========

Net loss per common share                       $     (0.06)        $     (0.18)
                                                ===========         ===========

Weighted average shares outstanding              32,993,308          25,436,748
                                                ===========         ===========

Net loss per common share -
  assuming dilution                             $     (0.06)        $     (0.18)
                                                ===========         ===========

Weighted average shares outstanding              32,993,308          25,436,748
                                                ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                     1998              1997
                                                 ------------      ------------
                                                  (Restated)
Revenue:
  Products                                       $     11,260      $     13,591
  Services                                              8,395            14,805
                                                 ------------      ------------
                                                       19,655            28,396
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 5,188             6,740
  Cost of services provided                             5,633            11,681
  Sales and marketing                                   8,585            10,901
  General and administrative                            3,175             4,949
  Product development                                   2,927             3,451
  Gain from extinguishment of debt                       --                (267)
  Restructuring costs                                   1,505              --
                                                 ------------      ------------
                                                       27,013            37,455
                                                 ------------      ------------
Loss before investment and interest
 income and income taxes                               (7,358)           (9,059)
  Investment and interest income
   (expense), net                                         (58)             (163)
                                                 ------------      ------------
Loss before income taxes                               (7,416)           (9,222)
  Income tax benefit                                     --                 (87)
                                                 ------------      ------------
Net loss                                               (7,416)           (9,135)
                                                 ------------      ------------

Preferred stock preferences
  Accrued dividends                                    (1,011)           (2,836)
  Imputed dividends                                      --                (774)
                                                 ------------      ------------
Net loss applicable to common shares             $     (8,427)     $    (12,745)
                                                 ============      ============

Net loss per common share                        $      (0.28)     $      (0.51)
                                                 ============      ============

Weighted average shares outstanding                29,957,510        24,957,354
                                                 ============      ============

Net loss per common share -
 assuming dilution                               $      (0.28)     $      (0.51)
                                                 ============      ============

Weighted average shares outstanding                29,957,510        24,957,354
                                                 ============      ============








   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                      (In thousands, except share amounts)
                            (Unaudited and restated)


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

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                            1998        1997
                                                          ---------   ---------
                                                          (Restated)

Cash flows from operating activities:
 Net loss                                                  $(7,416)     $(9,135)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                             1,762        3,752
   Restructuring costs                                       1,505         --
   Other non-cash adjustments                                   77           15
   Changes in assets and liabilities:
    Accounts and notes receivable                            1,536       (1,837)
    Inventories                                               (105)          (6)
    Prepaid expenses and other                                   2          145
    Accounts payable                                           (80)       1,698
    Accrued compensation and
     related expenses                                          (57)         242
    Accrued expenses, other                                   (561)         161
    Deferred revenues                                          250          (81)
    Deferred income taxes                                     --            (71)
                                                           -------      -------
Net cash used in operating activities                       (3,087)      (5,117)
                                                           -------      -------
Cash flows from investing activities:
 Capitalized software development and
  license costs                                             (1,072)      (1,059)
 Purchases of fixed assets                                    (548)        (557)
 Proceeds from business divestitures,
  net of related costs                                       7,230           60
                                                           -------      -------
Net cash provided by (used in)
 investing activities                                        5,610       (1,556)
                                                           -------      -------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net                                                 4,318           23
 Proceeds from issuance of preferred
  stock, net                                                 9,707        2,901
 Cash dividends paid on preferred stock                       (337)      (1,779)
 Redemption of  Mandatory Redeemable
  Preferred Stock                                           (6,548)      (3,500)
 Redemption of convertible preferred
  stock                                                     (7,085)        --
 Redemption of convertible debentures                       (1,500)        --
 Proceeds from borrowings                                     --          5,000
 Proceeds from issuance of long-term
  debt                                                        --          2,000
 Principal payments on capital lease
  obligations                                                 (603)        (800)
 Principal payments on debt                                   --           (843)
                                                           -------      -------
Net cash (used in) provided by
 financing activities                                       (2,048)       3,002
                                                           -------      -------

Effect of exchange rate changes on cash
 and cash equivalents                                         --           (148)
Net increase (decrease) in cash and cash
 equivalents                                                   475       (3,819)
Cash and cash equivalents at beginning of year               3,816        7,601
                                                           -------      -------
Cash and cash equivalents at September 30,                 $ 4,291      $ 3,782
                                                           =======      =======

Supplemental Cash Flow Information:
     Interest paid                                         $   191      $   478
     Income taxes paid                                     $   188      $   261

   The accompanying notes are an integral part of these financial statements.
                                       -6-

                                   TREEV, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                             (Unaudited and restated)

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


2.   RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to filing a Form 10-Q with the SEC which included the Company's quarterly financial statements for the three and nine month periods ended September 30, 1998, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1998 required revision.

Due to the collapse and delayed recovery of the Asian financial market, one of TREEV's customers in Malaysia was unable to fulfill the original payment terms of its agreement with the Company. Accordingly, the Company reversed the revenue associated with the agreement in the amount of $1,659,000 for the quarter ended September 30, 1998, and $2,500,000 for the nine months ended September 30, 1998.

Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been restated as follows (in thousands):


                                            Three months ended September 30,    Nine months ended September 30, 1998
                                                          1998
                                           ------------------------------------ ------------------------------------
                                               As Reported         Restated         As Reported         Restated
                                           ------------------ ----------------- ------------------ -----------------
Statement of Operations Data
Product revenues                               $  5,125          $  3,466           $ 13,760          $ 11,260
Net income (loss)                                    17             1,642             (4,916)           (7,416)
Net loss per common share                      $  (0.01)         $  (0.06)          $  (0.20)         $  (0.28)

                                                   September 30, 1998
                                            ------------------------------------
                                              As Reported         Restated
                                            ------------------ -----------------
Balance Sheet Data
Accounts and notes receivable, net           $   9,506         $   7,006
Accumulated deficit                           (129,353)         (131,853)

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

5.   REDEMPTION OF SERIES K AND L CONVERTIBLE PREFERRED STOCK

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


6.   ISSUANCE OF SERIES N CONVERTIBLE PREFERRED STOCK

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

7.   CONVERSION OF LINE OF CREDIT TO PREFERRED STOCK

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


8.   ISSUANCE OF COMMON STOCK

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


9.   EXCHANGE OF NOTE RECEIVABLE FOR EQUITY

During the second quarter of 1998, the Company exchanged a $1.1 million note receivable, that had been received from the sale of a previously owned subsidiary, for equity in the company that acquired the subsidiary. Previously, the note had been reserved in its entirety, and the Company has made a similar reserve on the equity received in the exchange.

10.  RETIREMENT OF REDEEMABLE PREFERRED STOCK

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


11.   CONVERTIBLE NOTE REDEMPTION

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


12.   SUBSEQUENT EVENTS

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