Form 10-Q/A
period 1999-03-31
TREEV INC
filed 2000-09-13
CIK 883946

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

         Subsequent to filing a Form 10-Q with the Securities and Exchange Commission ("SEC") on April 29, 1999, which included the quarterly financial statements of TREEV, Inc. (the "Company") for the three month period ended March 31, 1999, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999 required revision. Accordingly, the Company has determined to restate its quarterly financial statements for the three month period ended March 31, 1999.

         This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three month period ended March 31, 1999, and other information relating to such restated financial statements.
Except for Items 1 and 2 of Part I and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                   TREEV, INC.

                                    Form 10-Q/A


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

             Balance Sheets at March 31, 1999 (unaudited and
             restated) and December 31, 1998                                2

             Statements of Operations (unaudited and restated)for
             the three months ended March 31, 1999 and 1998                 3

             Statement of Changes in Stockholders' Equity (unaudited
             and restated)for the three months ended March 31, 1999         4

             Statements of Cash Flows (unaudited and restated)for
             the three months ended March 31, 1999 and 1998                 5

             Notes to Financial Statements (unaudited and restated)         6

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 15

Item 6.  Exhibits and Reports on Form 8-K.                                  15

                                 TREEV, INC.
                                BALANCE SHEETS
              (In thousands, except share and per share amounts)



                                                        March 31,   December 31,
                                                          1999           1998
                                                       ---------      ---------
                                                      (Unaudited
                                                     and restated)
                                    ASSETS

Current assets:
  Cash and cash equivalents                            $   2,642      $   1,645
  Accounts and notes receivable, net                       9,741         11,419
  Inventories                                                844            911
  Prepaid expenses and other                                 723            490
                                                       ---------      ---------
    Total current assets                                  13,950         14,465
Fixed assets, net                                          1,341          1,578
Long-term notes receivable, net                               40             47
Software development costs, net                            3,420          2,978
Goodwill, net                                                291            332
Other assets                                                 122            122
                                                       ---------      ---------
    Total assets                                       $  19,164      $  19,522
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

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                    1999               1998
                                                ------------       ------------
                                                 (Restated)
Revenues:
  Products                                      $      2,438       $      3,539
  Services                                             3,092              2,661
                                                ------------       ------------
                                                       5,530              6,200
                                                ------------       ------------
Costs and expenses:
  Cost of products sold                                1,364              1,815
  Cost of services provided                            2,093              1,845
  Sales and marketing                                  2,397              2,734
  General and administrative                             777              1,176
  Product development                                    808                996
                                                ------------       ------------
                                                       7,439              8,566
                                                ------------       ------------
Loss before interest (expense)
 income and income taxes                              (1,909)            (2,366)
  Interest (expense) income, net                          (1)               (68)
                                                ------------       ------------
Loss before income taxes                              (1,910)            (2,434)
  Income tax benefit                                    --                 --
                                                ------------       ------------
Net loss                                              (1,910)            (2,434)
                                                ------------       ------------

Preferred stock dividends                               (337)              (337)
                                                ------------       ------------
Net loss applicable to
 common shares                                  $     (2,247)      $     (2,771)
                                                ============       ============

Net loss per common share                       $      (0.18)      $      (0.40)
                                                ============       ============

Weighted average shares
 outstanding                                      12,750,410          6,872,014
                                                ============       ============







   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three months ended March 31, 1999
                      (In thousands, except share amounts)
                             (Unaudited and restated)


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

                                   TREEV, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                    Three months ended March 31,
                                                         1999            1998
                                                       -------         -------
                                                      (Restated)
Cash flows from operating activities:
  Net loss                                             $(1,910)        $(2,434)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                          522             636
    Other non-cash adjustments                              19              14
    Changes in assets and liabilities:
     Accounts and notes receivable                       1,590           2,413
     Inventories                                            67             (74)
     Prepaid expenses and other                           (183)            114
     Accounts payable                                     (198)            511
     Accrued expenses                                     (775)         (1,235)
     Deferred revenue                                      (59)          1,629
                                                       -------         -------
Net cash (used in) provided by
 operating activities                                     (927)          1,574
                                                       -------         -------

Cash flows from investing activities:
  Software development costs                              (617)           (353)
  Purchases of fixed assets                                (69)           (183)
  Cash received from business
   divestitures and related costs                           95           7,076
                                                       -------         -------
Net cash (used in) provided by
 investing activities                                     (591)          6,540
                                                       -------         -------

Cash flows from financing activities:
  Proceeds from issuance of common
      stock, net                                           766           1,049
  Redemption of Redeemable Series F
    preferred stock                                       --            (6,548)
  Redemption of convertible notes                         (200)         (1,300)
  Borrowings from revolving credit
   agreement                                             2,275            --
  Repayment of revolving credit
   agreement                                              (272)           --
  Principal payments on capital lease
   obligations                                             (54)           (320)
                                                       -------         -------
Net cash provided by (used in)
 financing activities                                    2,515          (7,119)
                                                       -------         -------

Net increase in cash and cash equivalents                  997             995
Cash and cash equivalents at
 beginning of year                                       1,645           3,816
                                                       -------         -------
Cash and cash equivalents at March 31,                 $ 2,642         $ 4,811
                                                       =======         =======

Supplemental Cash Flow Information:
     Interest paid                                     $    16         $   120




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                            (Unaudited and restated)

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to filing a Form 10-Q with the SEC which included the Company's quarterly financial statements for the three month period ended March 31, 1999, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999 required revision.

During 1999, TREEV initiated relationships with new customers under its Business Alliance Program (the "BAP") which allowed the customers to purchase licenses of the Company's software products at discounted rates based on commitments from the BAP customers to meet certain volume requirements. The terms and conditions of the BAP agreements were consistent with prior agreements entered into with longstanding customers in similar lines of business. The Company anticipated these BAP customers, primarily value added resellers, systems integrators, and original equipment manufacturers, would increase the distribution and market share of its document management solutions. The Company's management evaluated the new BAP customers' credit ratings, business reputation, and ability to comply with the terms of the BAP agreements prior to initiating the relationships. However, during the fourth quarter of 1999, the Company experienced a significant number of new BAP customers not complying with the financial obligations under the BAP agreements as amounts became due in full. The Company's management initiated a review of these relationships to determine the degree of correlation among the new BAP customers and lack of financial performance in a timely manner. In addition, the Company considered the lack of financial performance of the new BAP customers, as a class, to the collectibility criteria of SOP 97-2 and determined that the software revenues related to such arrangements no longer met that criteria as amounts due by this class of customers were generally not paid in full when due. Based on the results of management's review of new BAP customers, the Company, after consultation with its independent auditors, determined that certain revenues previously recognized should be reversed and recognized when payments are received from new BAP customers until sufficient history with specific customers is achieved to determine the likelihood that the new BAP customers' financial obligations will be met in accordance with the original terms of such agreement.

In addition to the reversal of certain revenues as discussed above, the Company reversed related costs of revenue and commissions attributable to such transactions and certain other expenses related thereto. The Company also reversed legal fees that had been accrued during the quarter attributable to certain litigation that was resolved in the third quarter of 1999, as such amounts were not paid.

Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been restated as follows (in thousands):


                                               Three months ended March 31, 1999
                                      ------------------------------------------
                                               As Reported            Restated
                                      --------------------- --------------------
Statement of Operations Data
Product revenues                                   $ 2,828              $ 2,438
Cost of products sold                                1,349                1,364
Selling, general and administrative                  3,464                3,174
Net loss per common share                          $ (0.17)             $ (0.18)

                                                        March 31, 1999
                                      ------------------------------------------
                                               As Reported            Restated
                                      --------------------- --------------------
Balance Sheet Data
Accounts and notes receivable, net               $  10,131            $   9,741
Inventories                                            859                  844
Accrued compensation                                 1,210                1,035
Other accrued expenses                               2,035                1,920
Accumulated deficit                               (133,576)            (133,691)

3.   LINE OF CREDIT

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

4.       CONVERTIBLE NOTES REDEMPTION

During the first quarter of 1999, the Company redeemed in cash the remaining $200,000 of the 8% Convertible Notes (the "Notes") due August 20, 2002. At March 31, 1999, all of the Notes had been converted or redeemed.

5.       ISSUANCE OF COMMON STOCK

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