Form 10-Q/A
period 1999-06-30
TREEV INC
filed 2000-09-13
CIK 883946

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

         Subsequent to filing a Form 10-Q with the Securities and Exchange Commission ("SEC") on August 4, 1999, which included the quarterly financial statements of TREEV, Inc. (the "Company") for the three and six month periods ended June 30, 1999, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999 required revision. Accordingly, the Company has determined to restate its quarterly financial statements for the three and six month periods ended June 30, 1999.

         This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three and six month periods ended June 30, 1999, and other information relating to such restated financial statements. Except for Items 1 and 2 of Part I and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                   TREEV, INC.
                                   Form 10-Q/A


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

            Balance Sheets at June 30, 1999 (unaudited and
            restated) and December 31, 1998                                2

            Statements of Operations (unaudited and restated)
            for the three months ended June 30, 1999 and 1998              3

            Statements of Operations (unaudited and restated)
            for the six months ended June 30, 1999 and 1998                4

            Statement of Changes in Stockholders' Equity (unaudited
            and restated) for the six months ended June 30, 1999           5

            Statements of Cash Flows (unaudited and restated) for
            the six months ended June 30, 1999 and 1998                    6

            Notes to Financial Statements (unaudited and restated)         7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                17

Item 6.  Exhibits and Reports on Form 8-K.                                 18

                                 TREEV, INC.
                               BALANCE SHEETS
             (In thousands, except share and per share amounts)



                                                         June 30,   December 31,
                                                          1999          1998
                                                       -----------  -----------
                                                       (Unaudited
                                                      and restated)
                                   ASSETS

Current assets:
   Cash and cash equivalents                             $   1,741    $   1,645
   Accounts and notes receivable, net                       10,721       11,419
   Inventories                                                 567          911
   Prepaid expenses and other                                  780          490
                                                         ---------    ---------
        Total current assets                                13,809       14,465
Fixed assets, net                                            1,275        1,578
Long-term notes receivable, net                                 33           47
Software development costs, net                              3,352        2,978
Goodwill, net                                                  249          332
Other assets                                                   126          122
                                                         ---------    ---------
          Total assets                                   $  18,844    $  19,522
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

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                     1999              1998
                                                 ------------      ------------
                                                  (Restated)
Revenue:
  Products                                       $      4,601      $      4,244
  Services                                              3,312             2,844
                                                 ------------      ------------
                                                        7,913             7,088
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 2,361             1,846
  Cost of services provided                             2,080             1,941
  Sales and marketing                                   2,726             3,103
  General and administrative                              855             1,075
  Product development                                   1,244               965
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                        9,266            10,435
                                                 ------------      ------------
Loss before interest (expense)
 income and income taxes                               (1,353)           (3,347)
  Interest (expense) income, net                          (44)                6
                                                 ------------      ------------
Loss before income taxes                               (1,397)           (3,341)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (1,397)           (3,341)
                                                 ------------      ------------

Preferred stock dividends                                (337)             (337)
                                                 ------------      ------------
Net loss applicable to common shares             $     (1,734)     $     (3,678)
                                                 ============      ============

Net loss per common share                        $      (0.14)     $      (0.50)
                                                 ============      ============

Weighted average shares outstanding                12,803,488         7,332,704
                                                 ============      ============






   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                     1999              1998
                                                 ------------      ------------
                                                  (Restated)
Revenue:
  Products                                       $      7,040      $      7,795
  Services                                              6,404             5,493
                                                 ------------      ------------
                                                       13,444            13,288
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 3,726             3,661
  Cost of services provided                             4,173             3,786
  Sales and marketing                                   5,122             5,837
  General and administrative                            1,633             2,250
  Product development                                   2,051             1,961
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                       16,705            19,000
                                                 ------------      ------------
Loss before interest (expense)
 income and income taxes                               (3,261)           (5,712)
  Interest (expense) income, net                          (46)              (62)
                                                 ------------      ------------
Loss before income taxes                               (3,307)           (5,774)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (3,307)           (5,774)
                                                 ------------      ------------

Preferred stock dividends                                (674)             (674)
                                                 ------------      ------------
Net loss applicable to common shares             $     (3,981)     $     (6,448)
                                                 ============      ============

Net loss per common share                        $      (0.31)     $      (0.94)
                                                 ============      ============

Weighted average shares outstanding                12,777,096         6,829,092
                                                 ============      ============



   The accompanying notes are an integral part of these financial statements.


                                   TREEV, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six months ended June 30, 1999
                      (In thousands, except share amounts)
                           (Unaudited and restated)



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

                                   TREEV, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Six months ended June 30,
                                                          1999           1998
                                                       ---------      ---------
                                                       (Restated)

Cash flows from operating activities:
  Net loss                                             $  (3,307)     $  (5,774)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                         1,124          1,221
     Restructuring costs                                    --            1,505
     Other non-cash adjustments                               82             40
     Changes in assets and liabilities:
       Accounts and notes receivable                         516          1,429
       Inventories                                           344             31
       Prepaid expenses and other                            (83)           111
       Accounts payable                                      606           (320)
       Accrued expenses                                     (896)          (374)
       Deferred revenue                                   (1,776)         1,347
                                                       ---------      ---------
Net cash used in operating activities                     (3,390)          (784)
                                                       ---------      ---------

Cash flows from investing activities:
  Software development costs                                (850)          (751)
  Purchases of fixed assets                                 (262)          (473)
  Cash received from business
   divestitures and related costs                            196          7,230
                                                       ---------      ---------
Net cash (used in) provided by
 investing activities                                       (916)         6,006
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of
   common stock, net                                         774          3,423
  Cash dividends paid on
   preferred stock                                          (337)          --
  Redemption of Redeemable
   Series F preferred stock                                 --           (6,548)
  Proceeds from issuance of
   convertible notes                                       2,150           --
  Redemption of convertible notes                           (200)        (1,300)
  Borrowings of debt                                       8,029           --
  Repayments of debt                                      (5,927)          --
  Principal payments on capital
   lease obligations                                         (87)          (521)
                                                       ---------      ---------
Net cash provided by (used in)
 financing activities                                      4,402         (4,946)
                                                       ---------      ---------

Net increase in cash and cash equivalents                     96            276
Cash and cash equivalents at
 beginning of year                                         1,645          3,816
                                                       ---------      ---------
Cash and cash equivalents at June 30,                  $   1,741      $   4,092
                                                       =========      =========

Supplemental Cash Flow Information:
     Interest paid                                     $      67      $     156




   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                            (Unaudited and restated)

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to filing a Form 10-Q with the SEC which included the Company's quarterly financial statements for the three and six month periods ended June 30, 1999, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999 required revision.

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

Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been restated as follows (in thousands):


                                             Three months ended June 30, 1999      Six months ended June 30, 1999
                                           ------------------------------------ ------------------------------------
                                               As Reported         Restated         As Reported         Restated
                                           ------------------ ----------------- ------------------ -----------------
Statement of Operations Data
Product revenues                                   $ 4,802           $ 4,601            $ 7,630           $ 7,040
Cost of products sold                                2,346             2,361              3,696             3,726
Selling, general and administrative                  3,747             3,581              7,210             6,755
Net loss                                            (1,347)           (1,397)            (3,142)           (3,307)
Net loss per common share                          $ (0.13)          $ (0.14)           $ (0.30)          $ (0.31)

                                                      June 30, 1999
                                            ------------------------------------
                                                  As Reported         Restated
                                            ------------------ -----------------
Balance Sheet Data
Accounts and notes receivable, net              $   11,311        $   10,721
Inventories                                            597               567
Accrued compensation                                 1,253             1,003
Other accrued expenses                               2,079             1,874
Accumulated deficit                               (134,923)         (135,088)

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