Form 10-Q/A
period 1999-09-30
TREEV INC
filed 2000-09-13
CIK 883946

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

         Subsequent to filing a Form 10-Q with the Securities and Exchange Commission ("SEC") on November 12, 1999, which included the quarterly financial statements of TREEV, Inc. (the "Company") for the three and nine month periods ended September 30, 1999, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999 required revision. Accordingly, the Company has determined to restate its quarterly financial statements for the three and nine month periods ended September 30, 1999.

         This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three and nine month periods ended September 30, 1999, and other information relating to such restated financial statements. Except for Items 1 and 2 of Part I and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                   TREEV, INC.

                                    Form 10-Q/A


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

             Consolidated Balance Sheets at September 30, 1999
             (unaudited and restated) and December 31, 1998                2

             Consolidated Statements of Operations (unaudited and
             restated) for the three months ended
             September 30, 1999 and 1998                                   3

             Consolidated Statements of Operations (unaudited and
             restated) for the nine months ended
             September 30, 1999 and 1998                                   4

             Consolidated Statement of Changes in Stockholders' Equity (unaudited and restated) for the nine months ended
             September 30, 1999                                            5

             Consolidated Statements of Cash Flows (unaudited and
             restated) for the nine months ended
             September 30, 1999 and 1998                                   6

             Notes to Consolidated Financial Statements
             (unaudited and restated)                                      7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                18

Item 6.  Exhibits and Reports on Form 8-K.                                 18

                                   TREEV, INC.
                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                     September 30,  December 31,
                                                          1999          1998
                                                      ------------  ------------
                                                      (Unaudited
                                                     and restated)
                                     ASSETS

Current assets:
   Cash and cash equivalents                             $     528    $   1,645
   Accounts and notes receivable, net                       12,868       11,419
   Inventories                                               1,093          911
   Prepaid expenses and other                                1,008          490
                                                         ---------    ---------
        Total current assets                                15,497       14,465
Fixed assets, net                                            1,160        1,578
Long-term notes receivable, net                                 26           47
Software development costs, net                              3,453        2,978
Goodwill, net                                                  208          332
Other assets                                                   116          122
                                                         ---------    ---------
          Total assets                                   $  20,460    $  19,522
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
                                                         =========    =========





   The accompanying notes are an integral part of these financial statements.
                                      -2-

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                               Three Months Ended September 30,
                                                       1999            1998
                                                   ------------    ------------
                                                    (Restated)
Revenue:
  Products                                         $      5,314    $      3,466
  Services                                                3,400           2,902
                                                   ------------    ------------
                                                          8,714           6,368
                                                   ------------    ------------
Costs and expenses:
  Cost of products sold                                   1,597           1,527
  Cost of services provided                               2,137           1,847
  Sales and marketing                                     2,706           2,748
  General and administrative                                761             925
  Product development                                     1,099             966
                                                   ------------    ------------
                                                          8,300           8,013
                                                   ------------    ------------
Income (loss) before investment and
 interest income and income taxes                           414          (1,645)
  Interest (expense) income, net                           (133)              3
                                                   ------------    ------------
Income (loss) before income taxes                           281          (1,642)
  Income tax benefit                                       --              --
                                                   ------------    ------------
Net income (loss)                                           281          (1,642)
                                                   ------------    ------------

Preferred stock dividends                                  (337)           (337)
                                                   ------------    ------------
Net income (loss) applicable to common shares      $       (56)    $     (1,979)
                                                   ============    ============

Net income (loss) per common share                 $      0.00     $      (0.24)
                                                   ============    ============

Weighted average shares outstanding                  12,851,866       8,248,327
                                                   ============    ============









   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                     1999              1998
                                                 ------------      ------------
                                                  (Restated)
Revenue:
  Products                                       $     12,354      $     11,260
  Services                                              9,803             8,395
                                                 ------------      ------------
                                                       22,157            19,655
                                                 ------------      ------------
Costs and expenses:
  Cost of products sold                                 5,323             5,188
  Cost of services provided                             6,310             5,633
  Sales and marketing                                   7,828             8,585
  General and administrative                            2,394             3,175
  Product development                                   3,150             2,927
  Restructuring costs                                    --               1,505
                                                 ------------      ------------
                                                       25,005            27,013
                                                 ------------      ------------
Loss before investment and
 interest income and income taxes                      (2,848)           (7,358)
  Interest expense, net                                  (178)              (58)
                                                 ------------      ------------
Loss before income taxes                               (3,026)           (7,416)
  Income tax benefit                                     --                --
                                                 ------------      ------------
Net loss                                               (3,026)           (7,416)
                                                 ------------      ------------

Preferred stock dividends                              (1,011)           (1,011)
                                                 ------------      ------------
Net loss applicable to common shares             $     (4,037)     $     (8,427)
                                                 ============      ============

Net loss per common share                        $      (0.32)     $      (1.13)
                                                 ============      ============

Weighted average shares outstanding                12,792,448         7,489,378
                                                 ============      ============











   The accompanying notes are an integral part of these financial statements.
                                      -4-


                                   TREEV, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine months ended September 30, 1999
                      (In thousands, except share amounts)
                           (Unaudited and restated)


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


                                   TREEV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)


                                                                                                    Nine months Ended September 30,
                                                                                                        1999                   1998
                                                                                                      -------               -------
                                                                                                    (Restated)
Cash flows from operating activities:
    Net loss                                                                                         $ (3,026)             $ (7,416)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                             1,703                 1,762
              Restructuring costs                                                                        --                   1,505
              Other non-cash adjustments                                                                  223                    77
              Changes in assets and liabilities:
                        Accounts and notes receivable                                                  (1,713)                1,536
                        Inventories                                                                      (182)                 (105)
                        Prepaid expenses and other                                                       (301)                    2
                        Accounts payable                                                                  310                   (80)
                        Accrued expenses                                                                 (757)                 (618)
                        Deferred revenues                                                              (2,112)                  250
                                                                                                     --------              --------
Net cash (used in) operating activities                                                                (5,855)               (3,087)
                                                                                                     --------              --------

Cash flows from investing activities:
     Software development costs                                                                        (1,252)               (1,072)
     Purchases of fixed assets                                                                           (384)                 (548)
     Cash received from business divestitures and related costs                                           285                 7,230
                                                                                                     --------              --------
Net cash (used in) provided by investing activities                                                    (1,351)                5,610
                                                                                                     --------              --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                                          854                 4,318
     Proceeds from issuance of preferred stock, net                                                      --                   9,707
     Cash dividends paid on preferred stock                                                              (674)                 (337)
     Redemption of  Redeemable Series F preferred stock                                                  --                  (6,548)
     Redemption of convertible preferred stock                                                           --                  (7,085)
     Proceeds from issuance of convertible notes                                                        1,997                  --
     Redemption of convertible notes                                                                     (200)               (1,500)
     Proceeds from issuance of subordinated notes                                                       1,100                  --
     Borrowings of debt                                                                                14,862                  --
     Repayments of debt                                                                               (11,745)                 --
     Principal payments on capital lease obligations                                                     (105)                 (603)
                                                                                                     --------              --------
Net cash provided by (used in) financing activities                                                     6,089                (2,048)
                                                                                                     --------              --------

Net (decrease) increase in cash and cash equivalents                                                   (1,117)                  475
Cash and cash equivalents at beginning of year                                                          1,645                 3,816
                                                                                                     --------              --------
Cash and cash equivalents at September 30,                                                           $    528              $  4,291
                                                                                                     ========              ========

Supplemental Cash Flow Information:
     Interest paid                                                                                   $    144              $    191
                                                                                                     ========              ========


   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999 and 1998
                          (Unaudited and restated)

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to filing a Form 10-Q with the SEC which included the Company's quarterly financial statements for the three and nine month periods ended September 30, 1999, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999 required revision.

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

Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been restated as follows (in thousands):


                                            Three months ended September 30,    Nine months ended September 30, 1999
                                                          1999
                                           ------------------------------------ ------------------------------------
                                                 As Reported         Restated         As Reported         Restated
                                           ------------------ ----------------- ------------------ -----------------
Statement of Operations Data
Product revenues                                   $ 5,604           $ 5,314           $ 13,234          $ 12,354
Cost of products sold                                1,582             1,597              5,278             5,323
Selling, general and administrative                  3,631             3,467             10,841            10,222
Net income (loss)                                      422               281             (2,720)           (3,026)
Net income (loss) per common share                 $  0.01           $  0.00           $  (0.29)         $  (0.32)

                                                   September 30, 1999
                                            ------------------------------------
                                              As Reported         Restated
                                            ------------------ -----------------
Balance Sheet Data
Accounts and notes receivable, net           $   13,748        $   12,868
Inventories                                       1,138             1,093
Accrued compensation                              1,377             1,050
Other accrued expenses                            2,259             1,967
Accumulated deficit                            (134,501)         (134,807)

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

7.       ISSUANCE OF SUBORDINATED PROMISSORY NOTES

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

8.       BUSINESS SEGMENTS

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