Form 10-Q
period 2000-09-30
TREEV INC
filed 2000-11-14
CIK 883946

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON November 14, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                               ------------------


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,193,054 shares of common stock, $.0001 par value, as of September 30, 2000.

                                   TREEV, INC.

                                    Form 10-Q


                                Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets at September 30, 2000 (unaudited)
and December 31, 1999                                                          2

Statements of Operations (unaudited) for the three
months ended September 30, 2000 and 1999                                       3

Statements of Operations (unaudited) for the nine
months ended September 30, 2000 and 1999                                       4

Statement of Changes in Stockholders' Equity (unaudited)
for the nine months ended September 30, 2000                                   5

Statements of Cash Flows (unaudited) for the nine
months ended September 30, 2000 and 1999                                       6

Notes to Financial Statements                                                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   15

Item 6.  Exhibits and Reports on Form 8-K.                                    15

                                         TREEV, INC.
                                        BALANCE SHEETS
                      (In thousands, except share and per share amounts)


                                                                                      September 30,      December 31,
                                                                                          2000               1999
                                                                                  ----------------       --------------
                                                                                     (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                    $             751      $         1,886
   Short term investments                                                                     348                    -
   Accounts and notes receivable, net                                                      10,768               13,816
   Inventories                                                                                675                1,135
   Prepaid expenses and other                                                               1,348                1,111
                                                                                  ----------------       --------------
         Total current assets                                                              13,890               17,948
Fixed assets, net                                                                           1,310                1,237
Long-term notes receivable, net                                                                 -                   21
Software development costs, net                                                             4,420                3,627
Other assets                                                                                  308                  458
                                                                                  ----------------       --------------
           Total assets                                                         $          19,928      $        23,291
                                                                                  ================       ==============


                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current debt maturities and obligations under capital leases                $          10,580      $         7,572
    Accounts payable                                                                        2,162                2,374
    Accrued compensation and expenses                                                       1,075                1,160
    Deferred revenue                                                                        3,673                3,143
    Other accrued expenses                                                                  2,577                1,497
                                                                                  ----------------       --------------
           Total current liabilities                                                       20,067               15,746
Long-term debt and obligations under capital leases                                           322                  120
                                                                                  ----------------       --------------
           Total liabilities                                                               20,389               15,866
Stockholders' equity (deficit):
    Convertible preferred stock, $.0001 par value, 20,000,000 shares
        authorized; 1,605,025 and 1,610,025 shares issued and outstanding                       -                    -
    Common stock, $.0001 par value, 100,000,000 shares authorized;
        16,193,054 and 14,237,009 shares issued and outstanding                                 2                    1
    Additional paid-in-capital                                                            142,017              141,841
    Accumulated deficit                                                                  (142,480)            (134,417)
                                                                                  ----------------       --------------
           Total stockholders' equity (deficit)                                              (461)               7,425
                                                                                  ----------------       --------------
           Total liabilities and stockholders' equity (deficit)                 $          19,928      $        23,291
                                                                                  ================       ==============




   The accompanying notes are an integral part of these financial statements.

                                             TREEV, INC.
                                      STATEMENTS OF OPERATIONS
                         (In thousands, except share and per share amounts)
                                            (Unaudited)

                                                                           Three Months Ended September 30,
                                                                               2000                  1999
                                                                        -----------------      ---------------
Revenue:
  Products                                                            $            2,226     $          5,314
  Services                                                                         3,545                3,400
                                                                        -----------------      ---------------
                                                                                   5,771                8,714
                                                                        -----------------      ---------------
Costs and expenses:
  Cost of products sold                                                            1,083                1,597
  Cost of services provided                                                        2,401                2,137
  Sales and marketing                                                              2,364                2,706
  General and administrative                                                       1,007                  761
  Product development                                                              1,068                1,099
                                                                        -----------------      ---------------
                                                                                   7,923                8,300
                                                                        -----------------      ---------------
Loss before interest expense and income taxes                                     (2,152)                 414
  Interest expense, net                                                             (298)                (133)
                                                                        -----------------      ---------------
Loss before income taxes                                                          (2,450)                 281
  Income tax benefit                                                                   -                    -
                                                                        -----------------      ---------------
Net loss                                                                          (2,450)                 281
                                                                        -----------------      ---------------

Preferred stock dividends                                                           (337)                (337)
                                                                        -----------------      ---------------
Net loss applicable to common shares                                  $           (2,787)    $            (56)
                                                                        =================      ===============

Net loss per common share                                             $            (0.17)    $          (0.00)
                                                                        =================      ===============

Weighted average shares outstanding                                           16,145,084           12,851,866
                                                                        =================      ===============














   The accompanying notes are an integral part of these financial statements.

                                      STATEMENTS OF OPERATIONS
                         (In thousands, except share and per share amounts)
                                            (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                             2000                  1999
                                                                        ----------------      ---------------

Revenue:
  Products                                                            $           6,541     $         12,354
  Services                                                                       10,180                9,803
                                                                        ----------------      ---------------
                                                                                 16,721               22,157
                                                                        ----------------      ---------------
Costs and expenses:
  Cost of products sold                                                           3,401                5,323
  Cost of services provided                                                       6,668                6,310
  Sales and marketing                                                             7,767                7,828
  General and administrative                                                      2,976                2,394
  Product development                                                             3,201                3,150
                                                                        ----------------      ---------------
                                                                                 24,013               25,005
                                                                        ----------------      ---------------
Loss before interest expense and income taxes                                    (7,292)              (2,848)
  Interest expense, net                                                            (771)                (178)
                                                                        ----------------      ---------------
Loss before income taxes                                                         (8,063)              (3,026)
  Income tax benefit                                                                  -                    -
                                                                        ----------------      ---------------
Net loss                                                                         (8,063)              (3,026)
                                                                        ----------------      ---------------

Preferred stock dividends                                                        (1,011)              (1,011)
                                                                        ----------------      ---------------
Net loss applicable to common shares                                  $          (9,074)    $         (4,037)
                                                                        ================      ===============

Net loss per common share                                             $           (0.59)    $          (0.32)
                                                                        ================      ===============

Weighted average shares outstanding                                          15,505,649           12,792,448
                                                                        ================      ===============














   The accompanying notes are an integral part of these financial statements.

                                               TREEV, INC.
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  Nine months ended September 30, 2000
                                  (In thousands, except share amounts)
                                              (Unaudited)



                                                                                     Additional
                                   Preferred Stock              Common Stock          paid-in           Accumulated
                                 Shares        Amt.          Shares        Amt.        capital             Deficit           Total
                              ---------------------      ----------------------   -------------      -------------   ---------------

Balance December 31, 1999      1,610,025      $ -         14,237,009       $ 1        $ 141,841         $(134,417)          $ 7,425

Issuance of common stock                                     333,699         -              513                                 513

Conversion of preferred stock     (5,000)       -          1,514,938         1                -                                   1

Dividends on preferred stock                                                             (1,011)                             (1,011)

Issuance of common stock
in payment of dividends                                      107,408         -              674                                 674

Net loss                                                                                                   (8,063)           (8,063)
                              ---------------------      ----------------------   -------------      -------------   ---------------

Balance September 30, 2000     1,605,025      $ -         16,193,054       $ 2        $ 142,017         $(142,480)          $  (461)
                              =====================      ======================   =============      =============   ===============













   The accompanying notes are an integral part of these financial statements.

                                             TREEV, INC.
                                      STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (Unaudited)

                                                                                       Nine months ended September 30,
                                                                                        2000                     1999
                                                                                  -----------------        -----------------

Cash flows from operating activities:
    Net loss                                                                    $           (8,063)      $           (3,026)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                  1,745                    1,703
              Other non-cash interest fees                                                     433                      223
              Changes in assets and liabilities:
                        Accounts and notes receivable                                        2,535                   (1,713)
                        Inventories                                                            460                     (182)
                        Prepaid expenses and other                                            (212)                    (301)
                        Accounts payable                                                      (212)                     310
                        Accrued expenses                                                       659                     (757)
                        Deferred revenue                                                       530                   (2,112)
                                                                                  -----------------        -----------------
Net cash used in operating activities                                                       (2,125)                  (5,855)
                                                                                  -----------------        -----------------

Cash flows from investing activities:
     Software development costs                                                             (1,738)                  (1,252)
     Purchases of fixed assets                                                                (451)                    (384)
     Cash received from business divestitures and related costs                                534                      285
                                                                                  -----------------        -----------------
Net cash used in investing activities                                                       (1,655)                  (1,351)
                                                                                  -----------------        -----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                               513                      854
     Cash dividends paid on preferred stock                                                      -                     (674)
     Proceeds from issuance of convertible notes                                                 -                    1,997
     Proceeds from issuance of subordinated notes                                            2,500                    1,100
     Redemption of convertible notes                                                             -                     (200)
     Borrowings from line of credit                                                         20,644                   14,862
     Repayments of line of credit                                                          (20,957)                 (11,745)
     Principal payments on capital lease obligations and debt                                  (55)                    (105)
                                                                                  -----------------        -----------------
Net cash provided by financing activities                                                    2,645                    6,089
                                                                                  -----------------        -----------------

Net decrease in cash and cash equivalents                                                   (1,135)                  (1,117)
Cash and cash equivalents at beginning of year                                               1,886                    1,645
                                                                                  -----------------        -----------------
Cash and cash equivalents at September 30,                                      $              751       $              528
                                                                                  =================        =================

Supplemental Cash Flow Information:
     Interest paid                                                              $              385       $              144
                                                                                  =================        =================



   The accompanying notes are an integral part of these financial statements.

                                   TREEV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
               (In thousands, except share and per share amounts)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the nine-month period ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC released Staff Accounting Bulletin ("SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000, the SEC issued SAB 101B, further delaying the required implementation of SAB 101 by the Company until the fourth quarter of fiscal year 2000. The Company does not expect the application of SAB 101 to have a material impact on its financial position or results of operations.

3.       ISSUANCE OF SUBORDINATED NOTES

During the second and third quarters of 2000, the Company issued Subordinated Promissory Notes (the "Promissory Notes") due December 31, 2000, totaling $2.5 million and bearing interest of 13.5%. The Promissory Notes are subordinated to the Company's revolving line of credit and are collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. Interest payments are due monthly and the Promissory Notes may be prepaid at any time without premium or penalty. CE Computer Equipment AG is the lender of the Promissory Notes.

4.       ISSUANCE OF COMMON STOCK

During the first quarter of 2000, all 4,000 outstanding shares of Series M Stock were converted into 1,177,219 shares of Common Stock.

During the first quarter of 2000, all 1,000 outstanding shares of Series M1 Stock were converted into 337,719 shares of Common Stock.

During the first, second, and third quarters of 2000, the Company issued 317,993 shares of Common Stock attributable to exercises of previously granted stock options and warrants.

During the first quarter of 2000, the Company issued 15,706 shares of Common Stock under the Company's Employee Stock Purchase Plan (the "Plan"). Employees can choose to have up to 10% of their annual earnings withheld to purchase the Company's Common Stock. Under the terms of the Plan, there are two six-month offering periods beginning on January 1st and July 1st of each year during which employees can participate. The purchase price is determined by taking 85% of the lower of (a) the average of the high and low market prices on the offering commencement date and (b) the average of the high and low market prices on the offering termination date. The terms of the Plan require that the purchaser hold the shares purchased under the Plan for a minimum of six months from the date the offering period ends.

During the second quarter of 2000, the Company issued 107,408 shares of Common Stock as quarterly dividends to the shareholders of the Company's Series A Cumulative Convertible Preferred Stock.

5.       BUSINESS SEGMENTS

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

The following table sets forth summarized financial information concerning the Company's reportable segments for the periods ended September 30, 2000 and 1999 (in thousands).


                                      Products           Services           Corporate           Total
                                 ------------------- ------------------ ------------------ ----------------
2000
    Revenues                          $ 6,541            $10,180             $ ---            $16,721
    Segment loss                       (1,150)            (3,166)             (2,976)          (7,292)

1999
    Revenues                          $12,354            $ 9,803             $ ---            $22,157
    Segment profit (loss)                 910             (1,364)             (2,394)          (2,848)

6.       BUSINESS COMBINATIONS

The Company has entered into an Agreement and Plan of Merger dated as of November 19, 1999 (the "Merger Agreement") with CE Computer Equipment AG, a German corporation. CE Computer Equipment and the Company amended and restated the Merger agreement as of May 8, 2000, to reflect that they no longer intend to account for the transaction as a pooling of interests and expect that they will account for the acquisition as a purchase transaction. Provided that certain conditions are met, as set forth in the Merger Agreement, at the conclusion of the merger, the Company will become a wholly owned subsidiary of CE Computer Equipment. Under the terms of the Merger Agreement, CE Computer Equipment will issue a total of 6,650,000 Ordinary Shares in the form of American Depositary Shares ("ADSs") in exchange for the outstanding shares of the Company's Common Stock and Preferred Stock and for the outstanding warrants and options for the Company's Common Stock. The merger is subject to governmental and shareholder approvals and customary closing conditions. Shareholders owning more than 33% of the Company's Common Stock have agreed to vote their shares in favor of the merger, which is expected to be completed in the fourth quarter of 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risk Factors

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations made in the Company's forward looking statements in this Quarterly Report or elsewhere. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, specifically, any Current Reports on Form 8-K. Some risks and uncertainties of the Company that should be considered by the reader include:

         The Company has had net losses in each period of its operations since its inception, except for four quarters, and it had an accumulated deficit at September 30, 2000, of $142 million. Although the Company expects improved operating results in the future, there can be no assurances that the Company will not experience adverse results of operations in the future.

         The Company's securities are listed on the Nasdaq National Market, which requires companies to comply with certain listing and maintenance requirements. In 1997, the Company fell below the requirement to maintain net tangible assets of at least $4 million. The Company appealed to a Nasdaq Listing Qualifications Panel, who allowed the Company to continue to trade on Nasdaq but required the Company to have a minimum of $6 million in net tangible assets to ensure long-term compliance with the requirement. The Company achieved net tangible assets in excess of $6 million at the end of 1997, and the Company has since that time maintained net tangible assets over $4 million. As of September 30, 2000, the Company again fell below the net tangible asset requirement. In the event that the contemplated merger with CE Computer Equipment AG is not effected, the Company will consider additional offerings of equity securities and/or further reductions of operating expenses (such as travel, marketing, consulting and salaries) to achieve compliance with the Nasdaq requirement. Although the Company believes it can raise additional capital if necessary, there can be no assurance that financing, if sought, will be available.

         The computer industry, including the information access, document management, imaging and optical disk storage segments, is highly competitive, and is characterized by rapid and continuous technological change. The Company's future profitability will depend on, among other things, market acceptance of the Company's products and on the Company's ability to develop in a timely fashion enhancements to existing products or new products. There can be no assurance that the Company will be able to market successfully its current products, develop and market enhancements to existing products or introduce new products into the marketplace.

Results of Operations - Three months ended September 30, 2000 and 1999

                   Revenues. Total revenues were $5.8 million and $8.7 million for the three months ended September 30, 2000 and 1999, respectively. The $2.9 million decrease in revenue was the result of a decrease in product revenue of $3.0 million, or 58%, and an increase in service revenue of $100,000, or 4%. Management believes that the decrease in product revenue was the result of certain events and factors that include the delayed implementation of sales and marketing plans due to the pending merger and the delay in completing the merger; the inability to attract and retain qualified sales representatives pending the merger; the inability to close forecasted sales; and increased competition in the Company's banking sector. Although Management believes that the closing of the pending merger in the near term will result in increased sales, there can be no assurances that these trends will not continue. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit Margins. Profit margins for product sales decreased 19% for the three months ended September 30, 2000, compared to the same period in 1999, as cost of products sold increased from 30% to 49% of sales. The decrease in product sales margins from 70% to 51% was primarily due to the decrease in hardware margin contribution as a result of competitive pressures in obtaining or securing sales. Profit margins for service sales decreased 5% for the three months ended September 30, 2000, compared to the same period in 1999, as the cost of services increased from 63% to 68% of sales. The decrease in service sales margins from 37% to 32% was largely due to the increase in costs related to third party consultants.

                   Sales and marketing. Sales and marketing expenses were $2.4 million, or 41% of revenue, for the three months ended September 30, 2000, compared to $2.7 million, or 31% of revenue, for the same period in 1999. The decrease of $300,000, or 13%, was the result of the reduced sales expenses attributable to the decrease in product revenue for the quarter.

                   General and administrative. General and administrative expenses were $1.0 million, or 17% of revenue, for the three months ended September 30, 2000, compared to $800,000, or 9% of revenue, for the same period in 1999. The increase of $200,000, or 32%, was due to increased operating expenses related to costs associated with the pending merger, increased employee benefits, business taxes, legal fees and rent and utilities on the new corporate office facility.

                   Product development. The Company's expenditures on software research and development activities in the three months ended September 30, 2000, were $1.7 million, of which $700,000 were capitalized and $1.0 million were expensed. Research and development expenditures for the same period in 1999 were $1.5 million, of which $400,000 were capitalized and $1.1 million were expensed. The $200,000 increase in research and development expenditures was due to the Company's continued development of new products and enhancements to existing products to maintain the Company's competitive product and market position.

                   Net loss. The Company's net loss for the three months ended September 30, 2000, was $2.4 million as compared to a net profit of $280,000 for the comparable period of 1999. The net loss increase of $2.7 million was primarily due to the decrease in revenue and related margins.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred shares. The net loss applicable to common shares was $2.8 million, or $0.17 per share, for the three months ended September 30, 2000, as compared to $56,000 or $0.00 per share, for the comparable period in 1999. The increase in net loss applicable to common shares is attributable to the increase in net loss described above.

Results of Operations - Nine months ended September 30, 2000 and 1999

                   Revenues. Total revenues were $16.7 million and $22.1 million for the nine months ended September 30, 2000 and 1999, respectively. The $5.4 million decrease in revenue was the result of a decrease in product revenue of $5.8 million, or 47%, offset by an increase in service revenue of $400,000, or 4%. Management believes that the decrease in product revenue was the result of certain events and factors that include the delayed implementation of sales and marketing plans due to the pending merger and the delay in completing the merger; the inability to attract and retain qualified sales representatives pending the merger; the inability to close forecasted sales; and increased competition in the Company's banking sector. Although Management believes that the closing of the pending merger in the near term will result in increased sales, there can be no assurances that these trends will not continue. The increase in service revenue was attributable to increased staffing and continued management emphasis on the professional services business.

                   Profit margins. Profit margins for product sales decreased 9% for the nine months ended September 30, 2000, compared to the same period in 1999, as cost of products sold increased from 43% to 52% of sales. The decrease in product sales margins from 57% to 48% was due to a decrease in hardware margin contribution as a result of competitive pressures in obtaining or securing sales. Profit margins for service sales decreased 2% for the nine months ended September 30, 2000, compared to the same period in 1999, as the cost of services increased from 64% to 66% of sales. The decrease in service sales margins from 36% to 34% was largely due to the increase in costs related to third party consultants.

                   Sales and marketing. Sales and marketing expenses were $7.7 million, or 46% of revenue, for the nine months ended September 30, 2000, compared to $7.8 million, or 35% of revenue, for the same period in 1999. The decrease of $100,000, or 1%, was the result of the reduced sales expenses attributable to the decrease in product revenue for the period.

                   General and administrative. General and administrative expenses were $3.0 million, or 18% of revenue, for the nine months ended September 30, 2000, compared to $2.4 million, or 11% of revenue, for the same period in 1999. The increase of $600,000, or 24%, was due to increased operating expenses related to costs associated with the pending merger, increased employee benefits, business taxes, legal fees and rent and utilities on the new corporate office facility.

                   Product development. The Company's expenditures on software research and development activities for the nine months ended September 30, 2000, were $4.9 million, of which $1.7 million were capitalized and $3.2 million were expensed. Research and development expenditures for the same period in 1999 were $4.4 million, of which $1.3 million were capitalized and $3.1 million were expensed. The $500,000 increase in research and development expenditures was due to the Company's continued development of new products and enhancements to existing products to maintain the Company's competitive product and market position.

                   Net loss. The Company's net loss for the nine months ended September 30, 2000, was $8.1 million as compared to $3.0 million for the comparable period in 1999. The net loss increase of $5.1 million was primarily due to the decrease in revenue and related margins, along with the increases in general and administrative expenses as described above and a $600,000 increase in interest expense due to increased borrowings under the subordinated notes.

                   Net loss applicable to Common Shares. The net loss applicable to common shares includes adjustments for dividend amounts related to the Company's preferred shares. The net loss applicable to common shares was $9.1 million, or $.59 per share, for the nine months ended September 30, 2000, as compared to $4.0 million or $.32 per share, for the comparable period in 1999. The increase in net loss applicable to common shares is attributable to the increase in net loss described above.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had $750,000 in cash and cash equivalents, as compared to $1.9 million in cash and cash equivalents at December 31, 1999. Net working capital was $(6.2) million at September 30, 2000 and $2.2 million at December 31, 1999. The Company's net tangible assets were $(450,000) and $7.4 million as of September 30, 2000 and December 31, 1999, respectively.

         For the nine months ended September 30, 2000, the $1.1 million decrease in cash and cash equivalents resulted from $2.1 million in cash used in operating activities and $1.6 million in cash used in investing activities, offset by $2.6 million in cash provided by financing activities.

         The $2.1 million used in operating activities arose primarily from the $8.1 million loss from operations, offset by the $2.5 million decrease in accounts and notes receivable, the $700,000 increase in accrued expenses, the $500,000 increase in deferred revenue and the $1.7 million in depreciation and amortization charges. The $1.6 million used in investing activities arose primarily from capitalized software development costs of $1.7million. The $2.6 million provided by financing activities arose primarily from the $2.5 million proceeds from the issuance of the promissory notes and $500,000 proceeds from the issuance of common stock, offset by the $300,000 in repayments of the Company's revolving line of credit.

         During the first quarter of 1999, the Company secured a $5 million revolving line of credit from a commercial bank. The Company can draw up to $5 million on the line of credit for working capital needs based on 80% of its eligible receivables. The line of credit bears interest at a rate equal to prime plus 2%. The line of credit shall remain in effect until November 30, 2000. The line of credit is collateralized by all of the Company's accounts receivable, inventory, equipment, general intangibles, and other personal property assets. At September 30, 2000, the Company had $4.5 million outstanding under the line of credit.

         Although the Company expects improved operating results in the fourth quarter and in the future, there can be no assurances that the Company will not continue to experience adverse results of operations in the future. Although management believes that the closing of the pending merger transaction will improve operating results and increase software sales, there can be no assurances that the operating results will improve in the near term. Although the Company believes, based on its current forecasts and budgets, that its existing cash and cash flows from operations should provide sufficient resources to fund its activities and operations through the next twelve months and to maintain its listing on the Nasdaq National Market, anticipated cash flows from operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its TREEV suite of products. If the Company is unable to meet these objectives, it will consider additional borrowings or offerings of debt or equity securities and/or further reductions of operating expenses, such as travel, marketing, consulting and salaries.

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

         During the first, second, and third quarters of 2000, the Company issued 317,993 shares of Common Stock attributable to exercises of previously granted stock options and warrants.

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


                                                             TREEV, INC.
                                                            (Registrant)


Date:  November 14, 2000          By /s/ Thomas A. Wilson
                                     -------------------------------------------
                                  Thomas A. Wilson
                                  President and Chief Executive Officer


Date:  November 14, 2000          By /s/ Brian H. Hajost
                                     -------------------------------------------
                                  Brian H. Hajost
                                  Executive Vice President,
                                  Finance and Corporate Development